Form 10-K405
period 1996-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1996-07-12
CIK 718827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended    March 31, 1996
                          ------------------------------------------------------

[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number    0-22630
                       ---------------------------------------------------------

                     Seiler Pollution Control Systems, Inc.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       22-2448906
- ------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

555 Metro Place North, Dublin, Ohio                                   43017
- --------------------------------------------------------------------------------
(Address of principal executive Offices)                            (Zip Code)

Registrant's telephone number, including area code    614/791-3272
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [x]  Yes    [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[ ] Yes [ ] No

                                Not Applicable

      The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 1, 1996 is 18,805,569 shares, all of one class of $.0001 par value Common Stock. Of this number a total of 15,535,569 shares having a market value of $89,329,521, based on the closing price of the Registrant's common stock of $5.75 on June 13, 1996 as quoted on the NASDAQ SmallCap market, were held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

      None

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                                   Form 10-K
                       Fiscal Year Ended March 31, 1996

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I

Item 1.     Business                                                         1

Item 2.     Properties                                                      10

Item 3.     Legal Proceedings                                               10

Item 4.     Submission of Matters to a Vote of Security-Holders             10


PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                           10

Item 6.     Selected Financial Data                                         12

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12

Item 8.     Financial Statements and Supplementary Data                     12

Item 9.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                           13


PART III

Item 10.    Directors and Executive Officers of the Registrant              13

Item 11.    Executive Compensation                                          17

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                20

Item 13.    Certain Relationships and Related Transactions                  22



PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                           23

SIGNATURES                                                                  25

SUPPLEMENTAL INFORMATION                                                    26

                                    Part I


Item 1.     Business


Business Overview

      Seiler Pollution Control Systems, Inc. (hereafter, "Seiler," the "Company," or the "Registrant") is an international environmental service and equipment company. The Company began as an import/export firm incorporated in 1983 in the State of Delaware, under the name of World Imports - USA, Inc. and was operational until 1989. The Company was inactive during the fiscal years ended March 31, 1990 through 1993.

      Following a change in control in June 1993, World Imports changed its name to Seiler Pollution Control Systems, Inc. and commenced operations in the environmental field. The Company is currently publicly traded in the NASDAQ Small Capitalization Market under the stock symbol SEPC.

      In July 1993, the Company formed a wholly-owned subsidiary, under the laws of the State of Delaware, known as Seiler Pollution Control Systems International, Inc. ("Seiler International"). This subsidiary holds the exclusive European rights to a High Temperature Vitrification System ("HTV System" or "System"). The HTV System was initially developed in Switzerland by Seiler High Temperature Separating Systems Ltd. ("Seiler HTSS"), a company controlled by Niklaus Seiler, currently a director of the Company, and his family. The System was patented in 1992 in Switzerland. Seiler HTSS subsequently transferred the European rights and worldwide rights to the System to Maxon Finance & Trade Ltd. S.A. ("Maxon"), which, in turn, transferred the European rights to Seiler International. The remaining exclusive worldwide rights to the HTV System were acquired directly by the Company from Maxon under a separate license agreement in July 1993.

      In November 1993, the Company established a subsidiary, Seiler SEPC AG ("SEPC AG"), under the laws of Switzerland. SEPC AG was formed to conduct and oversee all of the Company's European and Asian environmental operations and sales as a wholly-owned subsidiary of the Company. Also in November of that year, the Company opened an office in the United States in Dayton, Ohio, to oversee North American operations and sales. In April 1994, the North American office moved to Dublin, Ohio.

      In February 1995, SEPC AG formed a subsidiary, Seiler Trenn Schmelzanlagen Betreibs GmbH ("STSB"), under the laws of Germany. STSB was established to conduct and oversee all of Seiler's German environmental operations and sales. SEPC AG owns 90% of STSB. The remaining 10% is owned by Dr. Gerold Weser, Seiler's current Vice President of European operations and President of STSB.

      Unless specifically identified by their individual names, Seiler Pollution Control Systems, Inc. and its three subsidiaries will hereafter be referred to as the "Company," "Seiler," or the "Registrant."


Licensing Agreements

      In July 1993, the Company entered into two separate licensing agreements with Maxon, a corporation organized under the laws of Panama with offices in Fribourg, Switzerland. Maxon was a principal shareholder of the Company when the agreements were executed. As of June 1, 1996, Maxon owned 1.60% of Seiler's outstanding stock. The licensing agreements, as amended, require the Company to pay Maxon a licensing fee of $2.5 million for the European rights to the HTV System and $2.5 million for the remaining worldwide rights. To date, $3,022,751 has been paid. The remaining sums due and owing are to be paid on a schedule as reflected in Note 5 of the Company's financial statements (see Part IV).
These licensing agreements run for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

The Technology

      The HTV System is a high temperature vitrification process which effectively processes and recycles a broad range of wastes including hazardous wastes into non-toxic glass ceramics and other usable products. The HTV System handles wastes generated by both government and industry. Processed materials can be recycled back to the commercial marketplace or disposed in a non-hazardous solid waste landfill.

      The heart of the HTV System is a patented high temperature converter melter. This component operates at approximately 2700 degrees F (1500 degrees C) and supplies the energy necessary to provide the final chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts.

      The HTV System operates with natural gas and air or oxygen as a primary fuel source. In countries where natural gas is impractical to use, the System can be operated with either fuel oil or propane. The dryer and preheater components of the System enable processing of both wet and dry waste feedstocks. Thus, the System can handle dry incinerator ash and asbestos as well as various wet sludges, metal hydroxide filter cake, and wastewater treatment residues. The System can also process organic/inorganic and mixed organic/inorganic waste feedstocks. The organic residues are used to supplement the energy requirements of the System and the inorganic residues are the primary components needed for producing glass ceramic products and metal oxides.

      The HTV System is adjustable and controllable and can process waste feedstocks to reclaim metal oxides and salts and/or generate commercial grade glass ceramics. Treatability tests have been conducted in Switzerland and the United States on different waste streams to generate various types of glass ceramics, metal oxides, and salts to evaluate product characteristics and commercial viability. Factors that affect commercial feasibility of the glass ceramics generated by the System include: types of wastes recycled, quality of materials available, system location, and quality of the glass ceramics produced.


      Commercial grade non-toxic glass ceramics are produced in the System by binding the metal components in the waste feed into a glass ceramic matrix on a molecular level. The metals provide color, hardness, toughness, structures and other significant properties. If the waste feedstocks do not provide the proper ratio needed to form the desired product characteristics, silica and other glass ceramic forming materials may be added to the process. Glass ceramics generated from the System are formulated to be inert, nonhazardous, and reusable. These materials pass standardized governmental leachate tests such as the United States Toxic Characteristic Leaching Procedure (TCLP) and its equivalent European eluent test, with leaching characteristics that are orders of magnitude below legal requirements.

      Due to the System's unique exit mechanism, the glass ceramics generated can be formed into many sizes and shapes. Depending on the waste feed and additives used, the glass product characteristics can be altered to develop different types of products.

The Pilot And High Temperature Vitrification Systems

The HTV Pilot System

      Two HTV Pilot Systems have been constructed in the Zurich, Switzerland area. One HTV pilot plant was initially constructed in 1988 by Niklaus Seiler in Leibstadt, Switzerland and has been operational for many years. The second HTV pilot plant, still under construction, is a redesigned System and is more than 40% complete. The Leibstadt operating pilot plant was designed as a test facility with a capacity to process up to 600 tons of waste feedstocks per year at a rate of 50-100 Kg of input waste per hour. Significant engineering and structural changes were made in the Leibstadt System in the first four years; electronics, linings, and controls were all replaced. Then in 1992, initial waste testing began for different customers using waste feedstocks such as incinerator ash, paint sludges, hydroxide sludges, sandblast residues, asbestos and other transition metal laden residues.

      Tests using the HTV Pilot System are ongoing. In February-March of 1996, the Pilot System tested incinerator flyash and bottom ash for Martin Incinerator Company, a large incinerator manufacturer and operator. In June 1996, the Pilot System tested five different waste streams for the United States Air Force.

      The HTV Pilot System is a significant step between the Company's laboratory analysis and developing workable commercial systems. Through pilot testing, the Company gathers important mass balance information which it uses to design specific commercial scale systems for industrial and governmental customers. Vital data such as mass balance show both customers and regulators where all of the waste components go. This information is critical not only to the Company's customers and governmental regulators, but also the community where the System operates whose environmental concerns must be addressed. By identifying and tracking all of the wastes constituents, the Company demonstrates its commitment to resolve any potential pollution problems that might arise. The Pilot System provides the Company with energy use data to determine fuel consumption. Additionally, sufficient samples are produced by the HTV Pilot System for product testing. Using this test data, the Company can then formulate for commercial processing and accurately predict product characteristics such as hardness, color and crystal structure. The Pilot System also enables the Company to conduct air pollution control testing to determine what air pollution control equipment is needed for commercial operations. Preliminary air testing data is also used to facilitate permitting.

The HTV Commercial System

      The HTV Commercial System has an input processing capacity of 2,000 - 4,000 tons of waste feedstocks per year. This equates to processing approximately 250 - 500 Kg per hour. This commercial System will operate 24 hours per day, 7 days per week and will shut down only for scheduled or emergency maintenance, or if waste feedstocks are unavailable. The HTV Commercial System incorporates system refinements that are not incorporated in the HTV Pilot System. Some of these refinements include extensive process controls, a combustion air heat exchanger, a new flue gas quench system, and a refined glass ceramic exit system that is easily maintained. Sophisticated air pollution control components are also available with the Commercial System and include a triple baghouse collector to capture particulates that may fume from the vitrification converter or preheater; a catalytic denitrification system to reduce or eliminate any potential nitrous oxide (Nox) emissions; an acid/gas wet scrubber to reduce and/or eliminate sulfur dioxide (SO2), Hydrochloric Acid
(Hcl), and Hydrofluoric Acid (HF) emissions; an activated carbon filtration system which will capture any potential remaining dioxins, furans, or other volatile organics that may get through the system as well as any Mercury (Hg).

      The Company promotes installation of the HTV commercial System at the site where the waste feedstocks are generated. Since the generator no longer needs to transport hazardous or other toxic wastes off-site for treatment/disposal, the potential for costly and dangerous spills is eliminated. On-site treatment also makes System permitting easier because the community is already aware of the industrial or governmental facility located in their locale and the wastes they may generate. These factors do not, however, preclude setting up HTV commercial systems at regional centers to provide shared recycling services so smaller generators could achieve economies of scale.

      The HTV commercial system will require operating permits from the local, state, and federal environmental regulators. Most of the permitting can be done simultaneously. Because the HTV commercial system is a recycling process, hazardous waste treatment permitting can be expedited and, in some cases, avoided entirely. Permitting that could normally take two years or more to accomplish can take less than six months to obtain. The Company will continue to work very closely with the regulatory community to maintain the recycling exemption. The HTV commercial system will require an air discharge permit (which is standard industrial permitting) because of the air pollution control equipment associated with the process.

      The Company's first operational HTV Commercial System is currently located at Company warehouse facilities in Dottingen, Switzerland (near Zurich). The System is undergoing a comprehensive review that entails examining and testing each individual component and making any refinements necessary to maximize complete system performance. The Company expects the review to be completed by July-August of 1996. Then, the EMPA, an independent Swiss engineering testing organization, in cooperation with the Swiss Institute Of Technology (ETH), will test the HTV Commercial System for processing hazardous incinerator ash. The EMPA and ETH have been contracted by and are acting on behalf of the Swiss BUVAL (the Swiss federal environmental regulatory authority). The Swiss incinerator ash test is expected to take approximately thirty days and cost approximately $50,000 (US). Thereafter, the Company intends to disassemble the Dottingen HTV Commercial System for shipment to and reassembly in Freiberg, Germany which will be its permanent home.

Market Strategies and Business Development

      The Company's strategy is to position Seiler's vitrification system as the foremost technology for recycling hazardous wastes. The System's unique recycling capability offers customers a viable alternative to traditional costly methods of disposal and effectively solves environmental problems associated with hazardous waste management. Besides the obvious environmental benefits of Seiler vitrification, on-site hazardous waste processing also provides certain economic advantages; transportation and storage costs are significantly reduced as a result of the hazardous waste material being rendered nonhazardous. Further savings are achieved with the sale of byproduct recyclables.

      Primary markets for Seiler's HTV System are governmental and industrial waste generators. Seiler intends to strengthen its customer base by implementing a two-fold marketing approach emphasizing the System's environmental and economic benefits. Specifically, the Company will (1) focus attention on the successful bench scale tests and pilot demonstrations performed during the past year and (2) build and operate new commercial systems (on-site or off-site) for waste generators.

      The Company markets the HTV System in a variety of ways. Seiler offers a full turnkey approach, whereby the Company plans and builds a full-scale operating System to the customer's specifications from concept to start-up. When operations begin, the Company receives a fee (price per ton) for all waste processed through the System. The fee is based on amortized capital costs, labor, utilities, materials, maintenance and profit.

      The Company also can build and sell the System outright, then will charge the customer separately for training, supervision, operation and maintenance. Another option Seiler offers is to construct the System, then contract out to third parties to provide services. In both cases, contracts are structured on a take or pay basis over a five to seven year period. As a multinational company, Seiler anticipates forming joint ventures.

      The final step in the HTV System produces a separate marketing opportunity for Seiler. After vitrification, hazardous waste is converted into an inert, usable recycled material. Seiler anticipates becoming more aggressive in developing consumer markets for glass ceramics, metal oxides and metal salts which result from the System.

Proposed Recycled Product Application Overview

      Processed toxic waste materials tested are rendered inert, nontoxic, and reusable. Results confirm that the glass ceramic products generated from the HTV Pilot System met or exceeded United States Toxic Characteristic Leaching Procedure standards (TCLP) as well as similar European eluent (leaching) standards. Consistent glass ceramics produced from the pilot plant had substantive hardness, toughness, color, and insulating properties for the commercial marketplace. Other reclaimable products were also generated such as metal oxides and salts. Flyash from incinerators tested were reduced in volume 30-40% and paint sludges processed in the Pilot System were reduced in volume 75%.

      Ceramic and glass products are the recyclables created by the Seiler HTV System. Ceramics include any of a class of inorganic, non-metallic products which are subject to high temperatures during manufacturing or use. Silica-based ceramics have a variety of applications and uses, for example as construction materials. Glass products are part of the ceramic industry because they share many of the same raw materials, unit operations, processes and technologies as other ceramics. Some differences do exist, however, between ceramics and glass products due to variances in heat treatment sequences.

      The Company has initially targeted three commercial glass ceramic product areas: (1) Architectural Applications, where the important product characteristics are color and crystal structure. Products include wall tile, floor tile, sinks, bathtubs, patio stone, mosaics, bricks, vanities and counter tops; (2) Abrasive Applications, where the important product characteristics are hardness, toughness, and crystal structure. Products include sandpaper, grinding media, shot blast media, grinding wheels, glass beads, buffing compounds and polishing compounds; and (3) Refractory Applications, where the important product characteristics are insulating properties and crystal structure. Products include fireproof wallboard, roofing media, filtration media, high temperature specialty products and insulation.

Current Projects

Freiberg, Germany Project

      The first Commercial HTV system, situated at Dottingen, Switzerland, will be disassembled and moved from Dottingen to Freiberg, Germany. The Company expects to complete this task in August or September 1996. Thereafter, it is expected to take approximately 30-60 days to reassemble the System and begin formal operations. The Freiberg System will be operated by the Company's German subsidiary, STSB, as a regional recycling center which will handle a variety of waste streams from both German industrial and governmental facilities. The Freiberg system is currently designed to handle industrial paint and hydroxide sludges, industrial wastewater treatment sludges, electroplating sludges, contaminated chemicals, petrochemicals, spent solvents, oils, and pesticides, asbestos containing residuals, and mixed organic/inorganic residuals.

      The current Freiberg project calls for the construction and installation of three dryers, two complete vitrification lines, and an air pollution control system that will handle full operational production from both lines under regulatory guidelines. To date, the three dryers, one vitrification line, and the air pollution control system have been constructed. The second vitrification line, which has already been engineered, is scheduled to be completed next year. Services for the first Freiberg HTV System have already been completely sold, and services for the second System have been partially sold. The Company expects to have the working capacities of both systems sold prior to the second line being completed.

      Financing for the Freiberg Project comes from various sources. The German Federal Ministry and the Ministry of Economics from the German State of Saxony have provided this project with financial support through a combination of grants and subsidies. The Dresdner Bank provided this project with a secured long term letter of credit. The total financial package for this project exceeds $12,000,000 U.S. Financing for this project was based on two conditions. The first was a positive independent market and feasibility study commissioned by the Dresdner Bank, and the second was the obtaining of an operational permit by the German government. The Dresdner Bank hired DOWC Ost-West-Consult GmbH to perform the independent market and feasibility study. The study determined that the Seiler business concept represents a technically sophisticated method of hazardous waste processing. A substantive list of industrial and other generators who intend to use the System is also provided in the study. The Company is presently going through the German operating permit process. All application data has been timely submitted, and the Company has already successfully gone through the public comment period. The German regulatory authorities have indicated that the finalized operating permit will be issued within eight to twelve weeks from the middle of June 1996.

The United States Air Force Project

      The Company has been working on a project on behalf of the United States Air Force since September 1995. This project is divided into three phases and encompasses the evaluation and processing of five different waste streams generated from Tinker and McClellan Air Force Bases. The first phase of this project was laboratory testing, where the waste streams were analyzed, characterized, and evaluated for their commercial product properties. Formulas were generated to produce both abrasive and architectural product feedstocks. A substantive report was generated detailing the laboratory findings. After Air Force review, the Company was directed to commence Phase 2 operations. Phase 2 provided for representative samples of the five waste streams to be shipped to the Seiler pilot facility in Leibstadt, Switzerland for pilot scale evaluation. These field tests were successfully completed on June 13, 1996. The Company expects results from the test data to be available by July or August 1996. Thereafter a formal report will be written for the Air Force. Preliminary negotiations have already begun for Phase 3, which encompasses the placement of a commercial vitrification system at both Tinker and McCellan Air Force Bases. The Company anticipates that the commercial system Air Force contracts will be long term operational agreements with guaranteed minimum tonnage provided. Contracts for providing both commercial systems to the Air Force are anticipated to be completed by the end of 1996. The Company will maintain ownership of the equipment. Phases 1 and 2 are valued at $100,000 in the aggregate. The projected value of Phase 3 is a minimum of $4,000,000. Radian International Corporation is acting as the general contractor for this project.

The Edison Materials Technology Center (EMTEC) Project

      The EMTEC project officially commenced on October 1, 1995. EMTEC is funded by the State of Ohio and has placed this project under their candidate core technology program. The purpose of this project is to study and develop higher end-use glass ceramics from waste feedstocks. Joining the Company in this effort is a comprehensive team which includes The Ohio State University Department of Materials Science and Engineering, General Motors Delphi Chassis Division, Radian International Corporation, Armco Steel, Duriron, Columbia Gas Company, East Ohio Gas Company, Allis Mineral Systems, Epro Tile Company, Cleveland Fluid Systems, and the Orton Ceramic Foundation. Phase 1 laboratory work for this project has been successful and has generated architectural feedstock media, roofing granules, medium abrasives, and hard abrasives from different waste formula combinations. Samples are currently being prepared for commercial testing. Some of the waste feedstocks used include wastewater treatment sludges, electric arc furnace dust, spent foundry sand, and electroplating sludges. Toughness tests showed the products produced met or exceeded garnet and aluminum oxide applications.

      Phase 2 of the EMTEC project will begin in October 1996. The Company plans to expand its testing and development on processing additional waste feeds and their resultant products. The Company also plans on optimizing all of the Phase 1 work. Phase 2 will also encompass siting and permitting a pilot facility for United States generator use, and funding preliminary engineering for this pilot system. Phase 1 is currently valued at $100,000. Phase 2 is currently valued at $200,000. The Company expects the parameters and funding for Phase 2 will be expanded in July.

Future Projects

      The Company anticipates, but cannot assure, constructing fifteen HTV Systems within the next two years. These Systems are expected to be placed in both North America and Europe including projects in Austria, France, Germany, Italy, Mexico, Spain, Switzerland, and the United States. Some of these projects include the following:

      Austria. The Company is actively negotiating with an Austrian concern to develop a joint venture. Seiler will control a majority interest of this joint venture. It is anticipated that the first Austrian HTV System will be placed in the city of Graz. This facility will operate as a regional center and will initially handle industrial wastewater sludges and surface treatment residues. The Company believes that joint venture negotiations will be complete by August or September 1996. It is anticipated also that permitting will not be a problem for the Graz site.


      Switzerland. Negotiations are ongoing with Vetrotherm. The Company intends to form a joint venture and have majority control. Two sites have been identified for this joint venture, one in Linthal and the other in Reichenburg. Both of these sites already carry permits. In Linthal, the joint venture intends to set up a regional center HTV System consisting of two converter lines and three dryers. This regional processing center will be constructed to receive hydroxide sludges, wastewater treatment sludges, paint sludges, incinerator ash, and mixed organic and inorganic residues. The Reichenberg facility will preliminarily consist of one converter and two dryers and will primarily be used for incinerator flyash and slag. Both of these projects are tentatively expected to begin by the beginning of 1997.

      In July 1995 the Company announced that it entered into a joint venture in Switzerland with Revalor AG (a wholly owned subsidiary of HCB Holderbank Cement) and Amstutz Altoel AG, a Swiss waste management company. Due to differences in strategic and economic issues, the Company has withdrawn from this joint venture. Since the Company's withdrawal, Amstutz was acquired by Holderbank. Holderbank has asked the Company if the Company would consider negotiating a new agreement based on new conditions. The Company has agreed to consider this potential new joint venture and has begun to negotiate. The Company anticipates that these negotiations will not be complete before August or September 1996.

      France. Negotiations with a French governmental agency and a leading French conglomerate have continued over the past year. The Company is confident that it will close these negotiations in the near future. Finishing the commercial HTV System and showing its operational capabilities will speed French negotiations considerably.

      Mexico. The Company's vice president of North American operations, Mr. Sarko, was invited to Monterey, Mexico for a series of meetings with potential waste generators and joint venture partners. One group has presented the Company with a joint venture offer to place two commercial HTV Systems in Monterey. The Company is currently reviewing this offer.

      United States. The Company is working on developing a regional center for handling drums of electroplating residuals, wastewater treatment sludges, and mixed organic and inorganic residues in the Pittsburgh, Pennsylvania area. This is a joint venture negotiation with a waste handler which already has a permitted site. Developing generators for this system and some preliminary engineering for the Pittsburgh site is currently being evaluated. This evaluation will be the basis for structuring the joint venture.

      There are other United States projects that are being pursued, including additional Department of Defense projects, Department of Energy projects, as well as other private industrial projects. Glass ceramic product marketing is also being actively pursued. Several
new abrasive and architectural glass ceramic manufacturers and distributors have begun testing the glass ceramics generated by the system.

Employees

      Currently, the Company employs 17 full time and 12 part time personnel. Seiler SEPC AG (Switzerland facility) has 11 full time and 6 part time staff members. The Company's North American operations (U.S.A. executive offices) employ 4 full time, 5 part time and 5 contract staff members. STSB GmbH (Germany facility) has 2 full time and 1 part time staff. As needed, additional technical, engineering, environmental and support staff are hired on a contract basis.

      The Company's intention is to continue hiring contract employees as and when needed on a project based on the project's requirements.

Item 2.     Properties

      The Company currently maintains its executive offices at 555 Metro Place North, Dublin, Ohio 43017 pursuant to a one-year lease. The Company's wholly-owned Swiss subsidiary, Seiler SEPC AG, maintains its offices at Bahnhofstr, 311, CH-4353, Leibstadt, Switzerland pursuant to a one-year lease, while its 90% owned German subsidiary, STSB, maintains its offices at Am St. Niclas, Schacht 13, D-09599, Freiberg, Germany, pursuant to a one-year lease.

Item 3.     Legal Proceedings

      The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.

Item 4.     Submission of Matters to a Vote of Security Holders

      This Item is omitted since no matters were submitted to a vote of security-holders during the Company's fourth quarter.

                                    Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      (a) Marketing Information. The Company's Common Stock is listed on the Nasdaq SmallCap Market and its securities are traded under the symbol SEPC. The following table sets forth for the periods indicated the range of high and low bid prices on the dates indicated for the Company's Common Stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended March 31, 1995                Quarterly Common Stock Price
         By Quarter                                       Ranges(1)
- --------------------------------                ----------------------------
Quarter                 Date                    High                    Low
- -------                 ----                    ----                    ---
1st                     June 30, 1994           $4.25                   $2.25
2nd                     September 30, 1994      $4.00                   $1.00
3rd                     December 31, 1994       $3.96875                $2.9375
4th                     March 31, 1995          $3.375                  $1.125


Fiscal Year Ended March 31, 1996                Quarterly Common Stock Price
         By Quarter                                       Ranges(1)
- --------------------------------                ----------------------------
Quarter                 Date                    High                    Low
- -------                 ----                    ----                    ---
1st                     June 30, 1995           $3.50                   $1.1875
2nd                     September 30, 1995       3.28125                 1.3125
3rd                     December 31, 1995        2.4375                  1.40625
4th                     March 31, 1996           5.6875                  1.625


Fiscal Year Ending March 31, 1997               Quarterly Common Stock Price
         By Quarter                                       Ranges(1)
- ---------------------------------               ----------------------------
Quarter                 Date                    High                    Low
- -------                 ----                    ----                    ---
1st         through     June 14, 1996           $6.5625                 $4.75

- ------------------
(1) The over-the-counter market quotations indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      (b) Holders. As of June 1, 1996 the approximate number of stockholders of the Company's Common Stock was 435.

      (c) Dividends. The Company has not paid or declared any cash dividends upon its Common Stock since its inception and does not anticipate paying any cash dividends in the foreseeable future. The payment by the Company of cash dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

Item 6.     Selected Financial Data

      The selected financial information set forth below is derived from the Company's audited consolidated financial statements included herein in Item 8 hereof. The information set forth below should be read in conjunction with such financial statements and notes thereto.

                                              For the fiscal years
                                                 ended March 31,
                                   ---------------------------------------
                                   1996             1995            1994
                                   ---------------------------------------

Statement of Operations
      Revenue                      $    -0-       $   -0-        $   -0-
      Net Loss                     (1,796,727)    (1,967,813)    (2,899,707)
      Net Loss Per Share                 (.11)          (.15)          (.36)


                                                     For the fiscal years
                                                      ended March 31,
                                          ------------------------------------
                                                1996               1995
                                          ------------------------------------

Balance Sheet
      Total Assets                          $15,045,626         $ 11,053,587
      Total Liabilities                       3,639,769            2,734,833
      Working Capital                          (114,882)           6,500,005
      Accumulated Deficit                    (7,349,683)          (5,552,955)
      Total Stockholders' Equity             11,405,857            8,318,754

      No dividends have been declared in any of the periods presented. See also
Item 5(c) Dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - March 31, 1996 v. March 31, 1995

     The Company's net loss for the year ended March 31, 1996 was $1,796,727 as compared to $1,967,813 for the year ended March 31, 1995. The decrease in the net loss is the result of decreases in professional and consulting fees and salaries, wages and related fringe benefits. Increases in research and development expenses mitigated the effects of the expense reductions.

     The Company has made payments aggregating $3,226,377 for completion of its High Temperature Vitrification (HTV) Systems during the year ended March 31, 1996. In addition, $261,048 was expended for the acquisition of property and equipment. The Company has funded these capital expenditures and operating losses through the issuance of additional equity securities and loans from stockholders aggregating $5,163,600 and $827,098, respectively.

     The Company expects to incur substantial expenditures to complete the HTV Systems, including operational start-up costs, and to develop and market additional Systems. Management's plans to generate additional resources include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV Systems, project financing agreements or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

Results of Operations - March 31, 1995 v. March 31, 1994
- --------------------------------------------------------

       The Company has not had any revenues from operations in each of its fiscal years ended March 31, 1995 and 1994. Customer deposits amounting to $5,079,000 were utilized as advances to suppliers for and on its behalf to the manufacturer/supplier of the System (referred to above in Item 1). Such deposits were refunded in the year ended March 31, 1995. The receipt of customer deposits (which are cash flow items) were not revenues since the Company has not sold or delivered the System.

       Net loss for the fiscal year ended March 31, 1995 was $2,098,031 as compared to a net loss of $2,901,877 for the preceding fiscal year.
The principal differences between such losses (a decrease of $803,846) relate to the facts that while the Company incurred increases of (a) officers' salaries ($290,563), (b) advertising, promotional and selling expenses ($200,141), (c) professional fees ($168,702) and (d) amortization cost ($91,287), it had a considerable reduction in fiscal 1995 of consulting fees of $1,701,083. Additionally, employee welfare, insurance, office expenses, rent, taxes and certain miscellaneous expenses increased by an aggregate of $187,971 from the previous fiscal year while travel and entertainment expenses were reduced by $18,393. Further, while interest expense was reduced by $123,709, foreign currency losses increased by $147,623.

       Consulting fees ($2,007,936) for the fiscal year ended March 31, 1994 primarily related to services rendered regarding location of a corporate shell and the subsequent revival of the Company as a business entity engaged in its current activities. Such fees also included payments made to the Studdert Companies ("SC"), whose president served on the Company's Board of Directors until March 17, 1995. SC no longer had any consulting agreements with the Company as of June 30, 1995. Management of the Company does not currently anticipate that additional consulting fees in the magnitude heretofore encountered will be incurred within the foreseeable future; the Company has been able to reduce consulting fees by approximately 85% for the fiscal year ended March 31, 1995. Monies expended for professional services relate primarily to legal and accounting services.




Item 8.     Financial Statements and Supplementary Data

      The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
                                 Dublin, Ohio

             Report on Audit of Consolidated Financial Statements

                       For the year ended March 31, 1996

                                                   CONTENTS


                                                                    PAGE


INDEPENDENT AUDITORS' REPORT                                          1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet, March 31, 1996                       2

     Consolidated Statements for the year ended March 31, 1996:

         Operations                                                   3

         Changes in Stockholders' Equity                              4

         Cash Flows                                                   5

     Notes to Consolidated Financial Statements                     6 - 13

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Seiler Pollution Control Systems, Inc.
Dublin, Ohio

We have audited the accompanying consolidated balance sheet of Seiler Pollution Control Systems, Inc. and Subsidiaries as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Seiler SEPC AG, a wholly owned subsidiary, and Seiler AG's ninety percent owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH, which statements reflect total assets of $11,039,195 and operating expenses of $835,072. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Seiler SEPC AG and its Subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seiler Pollution Control Systems, Inc. and Subsidiaries at March 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements for 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
July 9, 1996

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996

                                    ASSETS

CURRENT ASSETS
  Cash                                                        $  200,351

  Prepaid expenses and sundry receivables                        109,152
                                                             -----------
          Total Current Assets                                   309,503

HIGH TEMPERATURE VITRIFICATION SYSTEMS (Note 4)                9,720,132


OTHER ASSETS
  Licensing agreements, less accumulated amortization of
    $860,712 (Note 5)                                          3,899,288

  Advances to related party (Note 3)                             624,902

  Vetrotherm option (Note 10)                                    167,920

  Deposits                                                        36,103
                                                             -----------

                                                               4,728,213

PROPERTY AND EQUIPMENT - AT COST (net of
  accumulated depreciation of $8,403)                            287,778

                                                             -----------
                                                             $15,045,626
                                                             ===========

                                  LIABILITIES

 CURRENT LIABILITIES
   Accounts payable                                            $ 316,450

   Accrued expenses                                              107,935
                                                             -----------
           Total Current Liabilities                             424,385

 LONG-TERM DEBT
   Licensing agreements payable  (Note 5)                      1,977,250

   Loans payable - stockholders (Note 6)                       1,238,134
                                                             -----------


                                                               3,215,384


                             STOCKHOLDERS' EQUITY


 COMMON STOCK
   Common stock, $.0001 par value; authorized 25,000,000
     shares, issued and outstanding 18,525,569 shares              1,853

 ADDITIONAL PAID IN CAPITAL                                   17,897,081

 ACCUMULATED DEFICIT                                          (7,349,683)

 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         856,606
                                                             -----------
                                                              11,405,857
                                                             -----------
                                                             $15,045,626
                                                             ===========

See notes to consolidated financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31, 1996


OPERATING EXPENSES
  Professional and other consulting  fees                $     546,835
  Salaries, wages and related fringe benefits                  371,980
  General and administrative                                   325,600
  Depreciation and amortization (Note 5)                       323,146
  Research and development (Note 4)                            181,281
                                                         -------------
LOSS FROM OPERATIONS                                         1,748,842

  Interest income                                               (2,573)
  Interest expense (Note 5)                                     56,153

LOSS BEFORE MINORITY INTEREST                                1,802,422

  Minority interest                                             (5,695)
                                                         -------------
NET LOSS                                                 $   1,796,727
                                                         =============
LOSS PER COMMON SHARE
                                                         $        0.11
                                                         =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 16,927,652
                                                         =============


See notes to consolidated financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED MARCH 31, 1996


                                                                                                     Foreign
                                                                   Additional                        Currency
                                                 Common Stock        Paid-in        Accumulated     Translation
                                             Shares       Amount     Capital          Deficit        Adjustment          Total
                                             ------       ------     -------          -------        ----------          -----
BALANCE,  MARCH 31, 1995                   14,250,569    $1,425    $12,733,909       $(5,552,956)     $1,136,375      $ 8,318,753

  Exercise of stock options under the
    1993 Non-Statutory Stock Option Plan       25,000          3        46,097               -                -            46,100

  Exercise of stock options under the
    1994 Non-Statutory Stock Option Plan       25,000          3        31,872               -                -            31,875

  Issuance of common stock for cash         4,225,000        422     5,085,203               -                -         5,085,625

  Foreign currency translation adjustment         -          -             -                 -           (279,769)       (279,769)

  Net loss
                                                  -          -             -          (1,796,727)             -        (1,796,727)
                                           ----------     ------   -----------       -----------      -----------     -----------
BALANCE, MARCH 31, 1996                    18,525,569     $1,853   $17,897,081       $(7,349,683)     $   856,606     $11,405,857
                                           ==========     ======   ===========       ===========      ===========     ===========


See notes to consolidated financial statements

                                       4


            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED MARCH 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (1,796,727)
  Adjustments to reconcile net loss to net
    cash provided from operating activities:
      Depreciation and amortization                           323,146
      Foreign currency translation                           (245,028)
      Minority interest                                       (10,171)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                 (73,637)
      Deposits                                                (18,090)
      Accounts payable                                        236,504
      Accrued expenses                                         (9,439)
                                                        -------------
          Net Cash Used In Operating Activities            (1,593,442)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                      (261,048)
  Advances for High Temperature Vitrification Systems      (3,226,377)
                                                        -------------
          Net Cash Used In Investing Activities            (3,487,425)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    5,163,600
  Proceeds on loans payable - stockholder                     827,098
  Payments on loans payable - stockholder                    (139,057)
  Advances to related party                                  (624,902)
                                                        -------------
          Net Cash Provided By Financing Activities         5,226,739

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (34,741)
                                                        -------------
          Net Increase In Cash                                111,131

CASH - BEGINNING OF YEAR                                       89,220
                                                        -------------
CASH - END OF YEAR                                      $     200,351
                                                        =============

See notes to consolidated financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996




NOTE 1 - NATURE OF BUSINESS AND LIQUIDITY

         Seiler Pollution Control Systems, Inc. (the Company) was incorporated under the laws of the State of Delaware in 1983 as World Imports - USA, Inc. The Company's initial business plans were unsuccessful and the Company was inactive during the fiscal years ended March 31, 1990 through 1993. Following a change of control in 1993, World Imports changed its name to Seiler Pollution Control Systems, Inc. (SPCS). The Company presently is an environmental service and equipment company which acquired the rights to a technology called High Temperature Vitrification (HTV) which treats a potentially wide variety of waste products. The Vitrification process transforms hazardous waste into non-toxic substances which can either be stored in a non-hazardous waste landfill or be recycled.

          The Company's financial statements for the year ended March 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,796,727 for the year ended March 31, 1996, and as of March 31, 1996 had an accumulated deficit of $7,349,683. The Company expects to incur substantial expenditures to complete the first commercial HTV Systems (including operational start up costs) and to develop and market additional systems. The Company's financial position at March 31, 1996 plus limited revenue will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV Systems, project financing, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

          On April 29, 1996 the Company issued 150,000 shares at $3.75 per share under the terms of a private placement distribution agreement. Management expects to raise additional equity resources and/or borrow additional funds to support operations. Although management expects that these efforts will result in additional resources for the Company, no assurances can be given that the Company will be successful in raising additional capital. Furthermore, there can be no assurance assuming the Company successfully raises additional funds, that the Company's first commercial HTV system will be economically viable and that the Company will achieve overall profitability and positive cash flows.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The consolidated financial statements include Seiler Pollution Control Systems, Inc., and its wholly owned subsidiaries, Seiler Pollution Control Systems International, Inc., (SPCSI) (incorporated in Delaware),and Seiler SEPC AG (Seiler AG) (incorporated in Switzerland), and Seiler AG's majority, (90%), owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH (Seiler TSB) (incorporated in Germany). The statements reflect the financial position, results of operations and cash flows of SPCS and its wholly owned and majority owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property and equipment are recorded at cost. Depreciation is provided for on the straight line method over estimated useful lives. Repairs and maintenance which do not extend the lives of the applicable assets are charged to expense as incurred. Profit or loss resulting from the retirement or other disposition of assets is included in operations.

         Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method over an estimated life of fifteen years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors.

         Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year.

         All costs incurred in connection with the sale of the Company's common stock have been recorded as a reduction of additional paid in capital.

         For subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and the statement of operations is translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity. Net foreign currency transaction gains and losses are included in operations.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company acquired two licensing agreements from Maxon Finance and Trade, Ltd., S.A. who owns 300,000 shares of the Company's outstanding shares of common stock, representing an approximate 1.6% ownership interest. (See Note 5.)

         The Company has a note payable to PTI Management AG, a stockholder owning 3,480,000 shares of the Company's outstanding common stock, representing an approximate 18.8% ownership interest. (See Note 6.)


The Company has advanced $624,902 to Seiler Hochtemperatur Trennanlagen AG (Seiler HT). A majority of the outstanding shares of Seiler HT is owned by a director of the Company. The advances have been presented as non-current in the accompanying balance sheet. Realization of the advances is dependent upon the successful completion of the Company's first commercial HTV system. (See Note 1.)

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996




NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         The Company charged $96,000 to legal expense for legal services rendered by a stockholder in the year ended March 31, 1996.


NOTE 4 -HIGH TEMPERATURE VITRIFICATION SYSTEM

         The Company's wholly owned subsidiary, Seiler AG, entered into three contracts with Seiler HT to develop HTV Systems.

         The HTV system is a patented high temperature converter melter which supplies the energy necessary to provide final chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts. Contract number one is for the construction of a full scale commercial system, contract number two is for a second production line for the system and contract number three is for the construction of a pilot system that will ultimately be used in the United States for purposes of testing and developing commercial systems.

         The systems have been under construction since 1993 and have been undergoing air pollution control testing to evaluate product characteristics and commercial viability.

         The following summarizes the activity under the contracts through March 31, 1996:

[GRAPHIC OMITTED]

                        Contract       Contract      Contract
                          One             Two          Three         Total
                       ----------     ----------    ----------     ----------

Contract Price         $7,623,711     $5,420,248    $2,698,055    $15,742,014


Payment on Contracts
(Years ended March 31)

         1994           2,079,941      1,554,578          -         3,634,519
         1995           1,449,150        827,006       220,647      2,496,802
         1996           3,012,485          -           576,326      3,588,811
                       ----------     ----------    ----------     ----------
   Total Payments       6,541,576      2,381,584       796,973      9,720,133
                       ----------     ----------    ----------     ----------
Remaining Amounts Due  $1,082,134     $3,038,664    $1,901,082     $6,021,880
                       ==========     ==========    ==========     ==========

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


NOTE 4 -HIGH TEMPERATURE VITRIFICATION SYSTEM (Continued)

         The system has been classified as long term in the accompanying financial statements since it is management's intention, upon completion, testing and permitting, to own and operate these systems to process waste on a commercial basis in Germany. Amortization of the cost of these systems has not been provided for in the accompanying financial statements since the systems are still under construction and are not yet operating commercially.

         Research and development costs associated with the development of these systems amounted to $181,281 in the year ended March 31, 1996.


NOTE 5 - LICENSING AGREEMENTS

         The Company entered into two separate licensing agreements in 1993 with

Maxon Finance and Trade Ltd., S.A., a stockholder of the Company, and a corporation organized under the laws of Panama. The agreements, as amended in March of 1994, are for an exclusive field-of-use license to use the proprietary information, including the patent rights, worldwide for the High Temperature Vitrification System. Licensing fees aggregating $5,000,000 are to be paid under the terms of the agreements. These fees have been discounted at 7%, resulting in a net capitalized cost of $4,760,000. These agreements are for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire. Amortization expense for the year ended March 31, 1996 was $317,334.

         Maxon Finance and Trade Ltd., S.A. modified its note agreement terms with the Company in February 1995 by extending the payment terms to December 31, 2000. Subsequent to March 31, 1996, the Company modified the terms of the agreement again to begin payments in June 1998 extending through December 31, 2002. These modifications reduced the effective interest rate from 7%, per the original agreement, to approximately 1%.

         The aggregate annual principal payments due in years subsequent to March 31, 1996 are payable as follows:

[GRAPHIC OMITTED]

            Year Ended
             March 31,
             ---------
               1999                 $    312,880
               2000                      374,787
               2001                      380,826
               2002                      386,962
               2003                      521,795
                                    ------------
                                    $  1,977,250
                                    ============

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996



NOTE 6 - LOAN PAYABLE - STOCKHOLDERS

         Werner Heim, President, Chairman of the Board of Directors and stockholder, has made unsecured, non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balance at

March 31, 1996 was $1,149,049. Interest expense paid to the stockholder was $56,614 for the year ended March 31, 1996.

         PTI Management AG, advanced $105,000 to the Company. The advances are unsecured, non-interest bearing and due on December 31, 1997. The balance due to PTI at March 31, 1996 is $89,085.


NOTE 7 - INCOME TAXES

         For the year ended March 31, 1996 there was no provision for current and deferred federal, state or foreign income taxes.

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Deferred income taxes recorded in the balance sheet at March 31, 1996 includes a deferred tax asset related to federal net operating loss carryforwards of approximately $4,593,000 which have been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax asset, as the Company is not assured that it is more likely than not that these benefits will be realized. The loss carryforwards expire through March 31, 2011 if not fully utilized.

         A reconciliation between the statutory federal income tax rate and the effective income tax rates based on continuing operations for the year ended March 31, 1996 is as follows:

[GRAPHIC OMITTED]

                                                   Amount         Percent
                                                   ------         -------
Net Loss                                       $ (1,796,727)       100.0%
                                               ============        =====
Statutory U.S. federal income tax benefit      $   (611,000)        34.0%

Operating losses with no current tax benefits       327,600         18.2

Effect of foreign operations                        283,400         15.8
                                               ------------        -----
Provision for Income Taxes                     $     -               -  %
                                               ============        =====

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


NOTE 8 - PENSION PLAN

         The Company adopted a Simplified Employee Pension Plan (SEP) for the benefit of its eligible employees. The plan enables the employee to contribute up to a maximum of 10% of their base salary through a salary reduction and requires the Company to make a 5% contribution. For the year ended March 31, 1996, the Company charged $6,000 to operations for plan contributions.


NOTE 9 - STOCK OPTIONS

         The Board of Directors has adopted Non-Statutory Stock Option Plans and reserved 4,500,000 shares, for issuance to eligible full and part-time employees, directors and consultants. Options are nontransferable and are exercisable during a term of not more than ten (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than eighty-five percent of the fair market value of such shares on the date the options are granted.

         The following table summarizes Common Stock options outstanding as of March 31, 1996:

[GRAPHIC OMITTED]

                          Price Per    Shares        Shares        Shares
     Date Granted           Share      Granted     Exercised     Outstanding
- -----------------------   ---------   ---------   -----------   -------------

1993 Stock Option Plan:
- -----------------------
 June 14, 1993               $ 2.00     345,000       338,000           7,000
 June 30, 1993               $ 1.70      55,000        40,000          15,000
 September 30, 1993          $ 3.61     600,000             -         600,000
                                      ---------    ----------   -------------
   Total outstanding                  1,000,000       378,000         622,000
                                      =========    ==========   =============

1994 Stock Option Plan:
- -----------------------
 February 22, 1995           $1.275     175,000             -         175,000
 March 29, 1995              $1.275     150,000        25,000         125,000
 February 1, 1996            $ 2.10     100,000             -         100,000
                                      ---------    ----------   -------------
   Total outstanding                    425,000        25,000         400,000
                                      =========    ==========   =============

1995 Stock Option Plan:
- -----------------------
 December 1, 1995             $1.65     200,000             -         200,000
 February 1, 1996             $2.10     800,000             -         800,000
                                      ---------    ----------   -------------
   Total outstanding                  1,000,000             -       1,000,000
                                      =========    ==========   =============

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 9 - STOCK OPTIONS (Continued)

         Subsequent to March 31, 1996, the Company granted 650,000 shares of the Company's common stock under the 1996 Non-Statutory Stock Option Plan with an exercise price of $1.70 per share.

NOTE 10 - COMMITMENTS

         On February 27, 1996, the Company obtained a credit line commitment from the Dresdner Bank approximating $1,422,000 and a long term investment loan in the amount of $6,703,000 for the fabrication, construction and installation of a high temperature separating and melting facility on land located in Germany acquired by the Company from the German State of Saxony. The commitments require that the German government provide the Dresdner Bank with a surety bond covering eighty-percent of the commitment, obtain the necessary approvals and permits and meet certain financial covenants relating to working capital requirements and debt to equity ratios. In connection with this financing package, the Company will receive certain German governmental grants of approximately $4,469,000. The grants do not have to be repaid and will be utilized by the Company to install an HTV system in Freiberg, Germany.

         The Company entered into a $100,000 contract with Radian Corporation on September 27, 1995 to provide laboratory and pilot testing services. Radian's prime contract with the United States Air Force is for the evaluation for the construction of two Very High Temperature Vitrification Technology Systems. The estimated period of performance was from September 5, 1995 through December 31, 1996.

         The Company entered into a contract with the Edison Materials Technology Center to produce and evaluate new glass and ceramic products generated from waste materials from Ohio industry. Phase I of the contract in the amount $100,000 provides for laboratory studies. Phase II of the contract in the amount of $200,000 provides for continued evaluation, product optimization and pilot studies.

         The Company entered into written employment agreements with Werner Heim, Alan B. Sarko (Vice President), Gerold Weser (Vice President) and Niklaus Seiler. The agreements commenced January 1, 1996 and expire five years thereafter and provide for base salaries of $150,000 per year as well as certain additional bonuses based upon the Company reaching certain levels which have not yet been attained. Mr. Heim, Mr. Sarko, Mr. Weser, and Mr. Seiler have also been granted options to purchase up to 615,000; 300,000; 200,000 and 300,000 shares, respectively of the Company's common stock in accordance with the terms and conditions of the Company's Non-Statutory Stock Option Plans.

         The Company purchased an option to acquire 100% of the registered shares of Vetrotherm AG, Netstal. The option price of $167,920 was paid in 1994 and will be applied toward the final purchase price. The actual purchase of the registered shares and related price is contingent upon a final valuation of the shares and receipt of certain approvals by regulatory authorities.

         The Company entered into management consulting agreements with the three principals of the Studdert Companies, Messrs. Studdert, Murdock, and Dudley. The agreements were to be for the period from April 1, 1995 through March 31, 1996 (unless terminated on 30 day written notice) and provided for aggregate annual compensation of $18,000 ($6,000 each) and further provided that Messrs. Studdert, Murdock and Dudley be granted 70,000, 52,500 and 52,500 options, respectively, to purchase Company common stock in accordance with the Company's 1994 Non-Statutory Stock Option Plan. The agreements were terminated in June 1995 and the Company paid $1,500 through that date to each of the individuals resulting in consulting fee expense of $4,500 for the year ended March 31, 1996.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


NOTE 10 - COMMITMENTS (Continued)

         The Company entered into a financial advisory services agreement with Sands Brothers and Company, Ltd. whereby the Company issued five year warrants, with certain registration rights, to purchase shares of the Company's common stock. The demand to register the warrants cannot be requested prior to November 1, 1996.

         The Company entered into a financial advisory service contract with Ladenburg, Thalmann & Co., Inc. in February 1994 which expired January 31, 1995. The Company was required to pay $5,000 towards out-of-pocket expenses and is required to issue warrants to purchase 400,000 shares of the Company's common stock at $6.50 per share which expire January 31, 1999.

         The Company leases various office space in the United States, Switzerland and Germany, all on a month-to-month basis. The total charges to operations for the year ended March 31, 1996 was $35,446.


NOTE 11 - SEGMENT INFORMATION

         The following table summarizes segment information by geographic area:

[GRAPHIC OMITTED]



                           United
                           States     Switzerland     Germany     Consolidated
                           ------     -----------     -------     ------------

Operating Loss for the
 year ended March 31,
 1996                    $  961,655   $   706,210    $128,862     $ 1,796,727
                         ==========   ===========    ========     ===========


Identifiable Assets as of
 March 31, 1996          $4,006,431   $10,686,524    $352,671     $15,045,626
                         ==========   ===========    ========     ===========

         General corporate expenses, miscellaneous income and expense have not been allocated in arriving at operating losses.

         Identifiable assets are those assets of the Company which can be identified with the operations of each geographic area.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.


                      CONSOLIDATED FINANCIAL STATEMENTS


                           MARCH 31, 1995 AND 1994

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                           MARCH 31, 1995 AND 1994



                                   CONTENTS


                                                                     Page


Independent Auditors' Report                                           1


Consolidated Balance Sheets                                          2 - 3


Consolidated Statements of Operations                                  4


Consolidated Statements of Stockholders' Equity
  (Deficiency)                                                         5


Consolidated Statements of Cash Flows                                6 - 7


Notes to Consolidated Financial Statements                           8 - 17

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Seiler Pollution Control Systems, Inc.
Dublin, Ohio


We have audited the accompanying consolidated balance sheets of Seiler Pollution Control Systems, Inc. as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Seiler Pollution Control Systems, Inc. as of March 31, 1993 were audited by other auditors who have ceased operations and whose report dated June 29, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seiler Pollution Control Systems, Inc. at March 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          BEDERSON & COMPANY

June 28, 1995, except for Notes 1 and 3
  to which the date is July 8, 1996
West Orange, New Jersey

                                     (1)

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1995 AND 1994





                                    ASSETS

                                                        1995           1994
                                                        ----           ----
CURRENT ASSETS:
  Cash                                             $    89,220    $    40,047
  Advances to supplier - related party               6,661,676      7,971,197
  Prepaid expenses and sundry receivables               35,514         31,797
                                                    ----------    -----------
  TOTAL CURRENT ASSETS                               6,786,410      8,043,041
                                                    ----------    -----------
PROPERTY AND EQUIPMENT, at cost:
  Office furniture and equipment                        35,133         11,188
  Less:  Accumulated depreciation                        2,590            330
                                                    ----------    -----------
  NET PROPERTY AND EQUIPMENT                            32,543         10,858
                                                    ----------    -----------
OTHER ASSETS:
  Licensing agreements, acquired from
    stockholder, less accumulated amortization
    of $543,379 (1995) and $226,046 (1994)           4,216,621      4,533,954
  Deposits                                              18,013           -
  Start up costs                                          -           156,023
                                                    ----------    -----------
  TOTAL OTHER ASSETS                                 4,234,634      4,689,977
                                                    ----------    -----------

TOTAL ASSETS                                       $11,053,587    $12,743,876
                                                   ==========     ===========

                The accompanying notes are an integral part of
                         these financial statements.

                                     (2)

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1995 AND 1994


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1995           1994
                                                        ----           ----
CURRENT LIABILITIES:
  Current portion of licensing agreement payable -
    stockholder                                    $      -       $ 1,082,614
  Loan payable - stockholder                            89,085         29,085
  Cash overdraft                                        11,271           -
  Accounts payable                                      68,675         62,467
  Payroll taxes payable                                  1,134          4,396
  Customer deposits                                       -         5,079,000
  Accrued officers' salaries                              -            33,038
  Accrued interest - stockholder                        32,611         32,611
  Accrued expenses                                      83,629         46,483
                                                   -----------    -----------
  TOTAL CURRENT LIABILITIES                            286,405      6,369,694
                                                   -----------    -----------
LONG-TERM DEBT:
  Licensing agreement payable - stockholder,
    net of current portion                           1,977,249        894,635
  Loan payable - officer                               461,008        149,359
                                                   -----------    -----------
  TOTAL LONG-TERM DEBT                               2,438,257      1,043,994
                                                   -----------    -----------
MINORITY INTEREST                                       10,171           -
                                                   -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
    authorized 25,000,000 shares, issued
    and outstanding 14,250,569 shares
    at March 31, 1995 and 11,789,723 shares
    at March 31, 1994                                    1,425          1,179
  Additional paid-in capital                        12,733,909      8,778,331
  Accumulated deficit                               (5,552,955)    (3,585,142)
  Foreign currency translation adjustment            1,136,375        135,820
                                                   -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                         8,318,754      5,330,188
                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $11,053,587    $12,743,876
                                                   ===========    ===========


                The accompanying notes are an integral part of
                         these financial statements.

                                     (3)

                       SEILER POLLUTION CONTROL SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MARCH 31, 1995, 1994 AND 1993


                                             1995           1994       1993
                                             ----           ----       ----
REVENUE                                  $     -         $    -       $  -
                                        -----------     ----------   --------


OPERATING EXPENSES:
  Officers' salaries                        416,056        125,493     21,250
  Salaries - other                             -            14,546       -
  Payroll taxes                              15,155          4,338       -
  Directors' compensation                     8,000          8,000       -
  Advertising, promotional and selling      206,701          6,560       -
  Consulting fees                           198,770        336,229       -
  Consulting fees - related parties         108,083      1,671,707       -
  Employee welfare                           47,648          3,629       -
  Insurance                                  26,966            501       -
  Office expenses                            53,551         13,582       -
  Pension plan                                8,415          1,875       -
  Professional fees                         133,073         65,494      3,000
  Professional fees - related party         215,516        114,393      6,120
  Public relations                           22,968         74,095       -
  Rent                                       28,354          1,848       -
  Research and development cost              50,881         30,973       -
  Taxes                                      30,809            792       -
  Telephone                                   5,683            946       -
  Travel and entertainment                   36,558         54,951       -
  Depreciation                                2,260            330       -
  Amortization                              317,333        226,046       -
  Miscellaneous                              46,731         25,736       -
                                        -----------     ----------   --------
  TOTAL OPERATING EXPENSES                1,979,511      2,782,064     30,370
                                        -----------     ----------   --------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND PROVISION FOR INCOME TAXES        (1,979,511)     (2,782,064)   (30,370)
                                        -----------     ----------   --------

OTHER INCOME (EXPENSES):
  Interest income                               73           6,399       -
  Interest expense - related party            -           (123,709)      -
  Foreign currency loss                       -               (333)      -
                                        -----------     ----------   --------
  TOTAL OTHER INCOME (EXPENSES)                 73        (117,643)      -
                                        -----------     ----------   --------

LOSS BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                 (1,979,438)     (2,899,707)   (30,370)
PROVISION FOR INCOME TAXES                     -              -          -
                                        -----------     ----------   --------
LOSS BEFORE MINORITY INTEREST            (1,979,438)    (2,899,707)   (30,370)
MINORITY INTEREST                            11,625           -          -
                                        -----------     ----------   --------
NET LOSS                                $(1,967,813)   $(2,899,707)  $(30,370)
                                        ===========    ===========   ========
LOSS PER COMMON SHARE                   $     (.15)    $      (.36)  $   (.04)
                                        ===========    ===========   ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    13,065,659       8,098,573    770,734
                                        ==========      ==========   ========

                   The accompanying notes are an integral part of
                            these financial statements.

                                        (4)

                        SEILER POLLUTION CONTROL SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED MARCH 31, 1995, 1994 AND 1993



                                                                                                         Foreign
                                                       Common Stock          Additional                  Currency
                                                     ------------------      Paid-in      Accumulated    Translation
                                                     Shares         Amount    Capital      Deficit        Adjustment      Total
                                                     ------         ------    -------      -------        ----------      -----
BALANCE, APRIL 1, 1992                                700,023       $   70  $12,733,909  $  (655,065)     $        -    $ (261,805)

YEAR ENDED MARCH 31, 1993:
  Issuance of restricted shares of common stock
    for accrued officer salary, rent and officer
    advances                                           35,000            4      220,615            -               -       220,619

  Issuance of restricted shares of common stock
    for accrued legal fees                             50,000            5       24,995            -               -        25,000

  Issuance of restricted shares of common stock
    for officer salary                                 35,000            3       21,247            -               -        21,250

  Net loss for the year                                     -            -            -      (30,370)              -       (30,370)
                                                   ----------       ------    ---------   -----------       ----------   ----------
BALANCE, MARCH 31, 1993                               820,023           82      660,047     (685,435)              -       (25,306)

YEAR ENDED MARCH 31, 1994:
  Issuance of restricted shares of common stock
    for officers' and directors' salaries              35,000            3       27,997            -               -        28,000

  Issuance of restricted shares of common stock
    for legal fees                                     40,000            4       24,302            -               -        24,306

  Issuance of common stock for cash                10,169,700        1,017    6,616,058            -               -     6,617,075

  Issuance of common shares under stock option
    plan for consulting fees                          315,000           32      629,968            -               -       630,000

  Issuance of common stock for consulting fee         410,000           41      819,959            -               -       820,000

  Foreign currency translation adjustment                   -            -            -            -         135,820       135,820

  Net loss for the year                                     -            -            -   (2,899,707)             -     (2,899,707)
                                                   ----------       ------  -----------   -----------     ----------    ----------
BALANCE, MARCH 31, 1994                            11,789,723        1,179    8,778,331   (3,585,142)        135,820     5,329,925

YEAR ENDED MARCH 31, 1995:

  Issuance of common shares under stock
    option plan for cash                               38,000            4       67,896            -               -        67,900

  Issuance of common stock for cash                 2,422,846          242    3,887,682            -               -     3,887,924

  Foreign currency translation adjustment                   -            -            -            -       1,000,555     1,000,555

  Net loss for the year                                     -            -            -   (1,967,813)              -    (1,967,813)
                                                   ----------       ------  -----------   -----------     ----------    ----------
BALANCE, MARCH 31, 1995                            14,250,569       $1,425  $12,733,909  $(5,552,955)     $1,136,375    $8,318,754
                                                   ==========       ======  ===========  ===========      ==========    ==========

                    The accompanying notes are an integral part of
                              these financial statements.

                                          (5)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                             1995        1994          1993
                                             ----        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $(1,967,813) $(2,899,707)   $ (30,370)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization           319,593      226,376        -
    Operating expenses through issuance
      of restricted common stock -
      related parties                          -          52,306      265,669
    Operating expenses through issuance
      of common stock - related parties        -       1,450,000        -
    Foreign currency translation          1,011,016      146,568        -
    Minority interest                        10,171         -           -
    (Increase) decrease in operating
      assets:
      Advances to supplier - related
        party                             1,309,521   (7,971,197)       -
      Prepaid expenses and sundry
        receivables                          (3,717)     (31,797)       -
      Deposits                              (18,013)        -           -
      Start up costs                        156,023     (156,023)       -
    Increase (decrease) in operating
      liabilities:
      Cash overdraft                         11,271         -           -
      Accounts payable                        6,208       37,161      (15,880)
      Payroll taxes payable                  (3,262)       4,396        -
      Customer deposits                  (5,079,000)   5,079,000        -
      Accrued officers' salaries            (33,038)      33,038      (24,425)
      Accrued interest - stockholder           -          32,611        -
      Accrued expenses                       37,146       46,483     (194,994)
                                         ----------    ---------    ---------
  NET CASH USED BY OPERATING
    ACTIVITIES                           (4,243,894)  (3,950,785)       -
                                         ----------    ---------    ---------
CASH FLOWS USED BY INVESTING
  ACTIVITIES:
  Acquisition of property and
    equipment                               (23,945)     (11,188)       -
                                         ----------    ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Principal payments on long-term
    borrowings - stockholder                   -      (2,782,751)       -
  Proceeds from issuance of common

    stock                                 3,955,824    6,617,075        -
  Proceeds from stockholder loan             60,000       45,000        -
  Principal payments of stockholder
    loan                                       -         (15,915)       -
  Proceeds from officer loan                311,649      149,359        -
  Decrease in related party loans              -            -          (1,200)
  Issuance of restricted common stock
    for related party loan                     -            -           1,200
                                         ----------    ---------    ---------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                            4,327,473    4,012,768        -
                                         ----------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                      (10,461)     (10,748)       -
                                         ----------    ---------    ---------
NET INCREASE IN CASH                         49,173       40,047        -

CASH, beginning of year                      40,047         -           -
                                         ----------    ---------    ---------
CASH, end of year                       $    89,220  $    40,047    $   -
                                         ==========    =========    =========

                     The accompanying notes are an integral part of
                               these financial statements

                                          (6)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1995, 1994 AND 1993



                                      (Continued)


                                                1995        1994         1993
                                                ----        ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest - stockholder                 $     -      $   91,098    $     -
                                           ==========   ==========    ==========
    Income taxes                           $     -      $     -       $     -
                                           ==========   ==========    ==========



NON-CASH OPERATING ACTIVITIES:
  Issuance of restricted common stock
    for officers and directors salaries    $     -      $   28,000    $  216,244
  Issuance of restricted common stock for
    rent                                                      -            -
                                               24,425
  Issuance of restricted common stock
    for legal fees - stockholder                 -          24,306        25,000
  Issuance of common stock exercised
    under stock option plan for
    consulting fees                              -         630,000          -
  Issuance of common stock for consulting
    fees                                         -         820,000          -
                                           ----------   ----------    ----------
  TOTAL NON-CASH OPERATING ACTIVITIES      $     -      $1,502,306    $  265,669
                                           ==========   ==========    ==========

NON-CASH FINANCING ACTIVITIES:
  Issuance of restricted common stock for
    related party loan                     $     -      $     -       $    1,200
  Acquisition of licensing agreements for
    long-term notes payable - stockholder                     -        4,760,000
                                           ----------   ----------    ----------
                                                 -
                                           ----------

  TOTAL NON-CASH OPERATING ACTIVITIES      $     -      $4,760,000    $    1,200
                                           ==========   ==========    ==========


                     The accompanying notes are an integral part of
                              these financial statements.


                                          (7)

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1995, 1994 AND 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business
         The Company was incorporated under the laws of the State of Delaware on April 11, 1983 as World Imports - USA, Inc.
         The Company's initial business plans were unsuccessful, and on July 1, 1993, it changed its name to Seiler Pollution Control Systems, Inc. The Company presently is a toxic waste disposal concern which acquired the rights to a technology called High Temperature Vitrification which treats a potentially wide variety of waste products. The Vitrification process transforms hazardous waste into non-toxic substances which can either be stored in a non-hazardous waste landfill or be recycled.

             Principles of Consolidation
         The consolidated financial statements include Seiler Pollution Control Systems, Inc., its wholly owned subsidiary (incorporated in Delaware), Seiler Pollution Control Systems International, Inc., the latter's wholly owned subsidiary (incorporated in Switzerland), Seiler SEPC AG, and it's majority (90%) owned subsidiary (incorporated in Germany), Seiler Trenn-Schmeizanlagen Betriebs GmbH.
         The statements reflect the financial position, results of operations and cash flows of Seiler Pollution Control Systems, Inc. and its wholly owned and majority owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

             Basis of Accounting
         The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred.

             Property and Equipment
         Property and equipment are recorded at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets.
         Depreciation is recorded based on the straight-line method over estimated useful lives of five (5) years.

         Maintenance, repairs, and minor renewals are charged to earnings when they are incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation and amortization are eliminated from accounts and any resulting gain or loss is reflected in income.

         Licensing Agreements

         Licensing agreements are stated at fair value (cost less imputed interest) less accumulated amortization.
         Amortization is computed by the straight-line method over an estimated life of fifteen (15) years.

         Research and Development
         Cost associated with research, new product development, and product cost improvements are treated as expense when incurred. Research and development cost charged to operations for the years ended March 31, 1995, 1994 and 1993 were $50,881, $30,973 and $-0-, respectively.


                                          (8)

                        SEILER POLLUTION CONTROL SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993




         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss Per Common Share
         Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares of Common Stock outstanding during the year.

         Reclassifications
         Certain reclassifications have been made to prior year's financial statements to conform to the March 31, 1995 presentation.

         Expenses Related to Sales and Issuance of Securities
         All costs incurred in connection with the sale of the Company's Common Stock have been capitalized and charged to additional paid-in capital.

         Foreign Currency Translation
         Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

         Restatement
         The 1995 and 1994 financial statements have been restated due to a change in the Company's policy regarding amortization of the licensing agreements, the reclassification of certain research and development cost and reclassification of foreign currency losses. The Company has decided to amortize the licensing agreements from date of acquisition rather than from the date of its initial sale of its first system. Certain research and development costs were previously capitalized rather than charged to operations. Certain foreign translation adjustments were previously charged to operations rather than to stockholders' equity. The effect of these changes increased the net loss by $187,115 in 1995 and $223,876 in 1994. Loss per common share increased by $.01 for 1995 and $.03 for 1994.

         NOTE 2 - ADVANCES TO SUPPLIERS


         The Company has advanced, to it's sole supplier, Seiler Hochtemperatur-Trennanlagen AG, a related party, the sum of $5,139,084 directly and on it's behalf, $1,522,592 to other unrelated suppliers towards the purchase of it's initial High Temperature Vitrification System. A principal stockholder of Seiler Hochtemperatur-Trennanlagen AG is a member of the Company's Board of Directors.


                                          (9)

                        SEILER POLLUTION CONTROL SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993


         NOTE 3 - LICENSING AGREEMENTS

         The Company entered into two separate licensing agreements in July of 1993 with Maxon Finance and Trade Ltd., S.A., a stockholder of the Company, and a corporation organized under the laws of Switzerland. The agreements, as amended in March of 1994, are for an exclusive field-of-use license to use the proprietary information, including the patent rights, worldwide for the High Temperature Vitrification System. The agreements required a one time licensing fee of $5,000,000. This fee has been discounted at 7% for imputed interest of $240,000 resulting in a net capitalized cost of $4,760,000. These agreements are for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.
         Amortization expense for the years ended March 31, 1995 and 1994 were $317,333 and $226,046, respectively.

         NOTE 4 - TROUBLED DEBT RESTRUCTURING

         Maxon Finance and Trade Ltd., SA modified it's note agreement terms with the Company in February 1995 (see
         Notes 3 and 5) by extending the payment terms to December 31, 2000. This modification reduced the effective interest rate from 7%, per the original agreement, to 1.6%.

         NOTE 5 - LICENSING AGREEMENTS PAYABLE

         Licensing agreements payable, Maxon Finance and Trade Ltd., S.A., a Swiss Corporation, due December 31, 2000 (See Notes 3 and 4), and require payments as follows:

               June 30, 1996      $  127,721
               December 31, 1996     185,159
               June 30, 1997         186,645
               December 31, 1997     188,142
               June 30, 1998         189,652
               December 31, 1998     191,174
               June 30, 1999         192,708
               December 31, 1999     194,254
               June 30, 2000         195,813
               December 31, 2000     325,981
                                  ----------
               TOTAL              $1,977,249
                                  ==========

         Annual maturities are as follows:


                Year Ended
                March 31,

                   1996           $     -
                   1997              312,880
                   1998              374,787
                   1999              380,826
                   2000              386,962
                   2001              521,794
                                  ----------
                   TOTAL          $1,977,249
                                  ==========

                                         (10)

                        SEILER POLLUTION CONTROL SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993



         NOTE 7 - LOAN PAYABLE - OFFICER

         Werner Heim, President and Chairman of the Board of
         Directors, has advanced the Company monies which are unsecured, non-interest bearing loans payable upon future mutual agreement of the parties. The balances at March 31, 1995 and 1994 were $461,008 and $149,359, respectively.

         NOTE 8 - INCOME TAXES

         The Company adopted Statement of Financial Accounting Standard 109 ("SFAS). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment.

         Deferred income taxes recorded in the balance sheets at March 31, 1995 and 1994, after adoption of SFAS 109, includes a deferred tax asset related to net operating loss carryforwards of approximately $4,200,000 and $2,825,000, respectively, which have been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax asset, as the Company is not assured that it is more likely than not that these benefits will be realized.

         For the years ended March 31, 1995, 1994 and 1993 there was no provision for current and deferred federal, state or foreign income taxes.

         A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                 1995       1994       1993
                                                 ----       ----       ----
Statutory federal income tax (benefit)       $(468,684)  $(960,698) $  (3,100)

Benefit not recognized on operating
  loss                                           -             -        3,100


Valuation allowance                            468,684     960,698        -
                                             ---------   ---------  ---------
TOTAL TAX PROVISION                          $    -      $     -    $     -
                                             =========   =========  =========


         The Company has unused Federal net operating loss carryforwards at March 31, 1995 of approximately
         $4,200,000, which expire through March 31, 2010, if not fully utilized.


                                         (11)

                        SEILER POLLUTION CONTROL SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993





         NOTE 9  - MINORITY INTEREST

          Minority interest represents a 10% interest in Seiler
          Trenn-Schmeizanlagen Betriebs GmbH, a subsidiary of Seiler
          SEPC AG.

          NOTE 10 - COMMON STOCK

          On July 8, 1993 the Company effectuated a 1 for 100 reverse stock split to its then outstanding 84,002,000 shares of Common Stock so that immediately subsequent thereto, the number of Company shares outstanding was 840,023 shares.

          The accompanying financial statements reflect the retroactive effect of the reverse stock split, where applicable.

          NOTE 11 - CERTIFICATE OF INCORPORATION

          On October 31, 1994, the Company amended it's Certificate of Incorporation, reducing the total number of shares of Common Stock authorized from 250,000,000 to 25,000,000 shares.

          NOTE 12 - ISSUANCE OF COMMON STOCK FOR CASH

          The Company issued 2,460,846 shares of Common Stock for $4,485,327 less commissions of $529,503 during the fiscal year ended March 31, 1995, and 10,169,700 shares of Common Stock for $6,842,500 less commissions of $225,425 during the fiscal year ended March 31, 1994.

          NOTE 13 - PENSION PLAN

          The Company, on January 1, 1994, adopted a Simplified Employee Pension Plan (SEP) for the benefit of its eligible employees. The plan enables the employee to contribute up to a maximum of 10% of their base salary through a salary reduction and requires the Company to make a 5% contribution. For the years ended March 31, 1995 and 1994, the Company has charged to operations $8,415 and $1,875, respectively.

          NOTE 14 - STOCK OPTIONS


          In 1993 and 1994, the Board of Directors adopted Non-Statutory Stock Option Plans and reserved 1,000,000 and 500,000 shares, respectively, for issuance to key employees or consultants. Options are non-transferrable and are for a term of not more than ten (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price will not be less than eighty-five (85%) percent of the fair market value of such shares on the date the options are granted.


                                          (12)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993



          NOTE 14 - STOCK OPTIONS (Continued)

          The following table summarizes Common Stock options outstanding as at March 31, 1995:

                               Price Per     Shares      Shares     Shares
                 Date Granted    Share      Granted     Exercised  Outstanding
                 ------------    -----      -------     ---------  -----------
              1993 Stock Option Plan:

              June 14, 1993       $ 2.00      345,000      326,000    19,000
              June 30, 1993       $ 1.70       55,000       27,000    28,000
              September 30, 1993  $ 3.61      600,000         -      600,000
                                            ---------      -------   -------
                TOTAL OUTSTANDING           1,000,000      353,000   647,000
                                            =========      =======   =======
              1994 Stock Option Plan:

              March 1, 1995     $1.275       325,000         -      325,000
                                             =======       =======  =======
          NOTE 15 - COMMITMENTS

          The Company entered into a consulting agreement with Rolcan Finance, Ltd. for a term of one year expiring June 20, 1994. The agreement required payment for services rendered in the amount of 460,000 shares of the Company's Common Stock. For the years ended March 31, 1995 and 1994, -0- and 410,000 shares, respectively, were issued for services rendered.

          The Company entered into a consulting agreement with Berkshire International Finance, Inc. ("Berkshire) for a term of one year, expiring June 11, 1994. The Company was required to pay $630,000 plus $10,000 per month over the terms of the agreement. The Company issued to Berkshire International Finance, Inc. options to purchase 315,000 shares of the Company's Common Stock at $2.00 per share. The option price will be applied against fees due Berkshire upon the exercising of options. Berkshire exercised all of its options to purchase 315,000 shares. (See Note 14). The agreement required Berkshire to provide certain business consulting services, maintain an office at its facility in Jersey City, New Jersey, and provide the necessary office services until such time as new corporate offices are established and Berkshire's services are concluded. The terms of this agreement were amended effective January 1994 reducing the monthly fee from $10,000 to $5,000 per month.


                                          (13)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993



          NOTE 15 - COMMITMENTS (Continued)

          The Company entered into a written employment agreement with Arthur J. Helmstetter, its Chief Executive Officer and President, which agreement commenced December 1, 1993. The agreement provides the Company's President with a base annual salary of $150,000 as well as a five percent annual cost of living increase and an annual bonus of 3% of Company pre-tax profits and a further annual bonus of one-fourth of one percent of Company gross revenues. The Company's President has also been granted options to purchase up to 200,000 shares of the Company's Common Stock in accordance with the terms and conditions of the Company's 1993 and 1994 Non-Statutory Stock Option Plan (See Note 14). Mr. Helmstetter resigned his office on February 28, 1995.

          The Company entered into a written employment agreement with Alan B. Sarko, Vice President, which agreement commenced March 1, 1995 and expires two years thereafter. The agreement provides for a base salary of $90,000 per year as well as certain additional bonuses based upon the Company reaching certain levels which have not yet been attained. The Company's Vice-President has also been granted options to purchase up to 100,000 shares of the Company's Common Stock in accordance with the terms and conditions of the Company's 1994 Non-Statutory Stock Option Plan (See Note 14).

          Seiler SEPC AG, the Company's wholly owned Swiss subsidiary, entered into a written agreement with its President, Paul Schmidhauser, pursuant to which Mr. Schmidhauser is to receive Sfr. 15,000 per month (each Sfr. currently being equivalent to approximately $1.13 U.S. dollars) as well as certain bonus provisions. Mr. Schmidhauser has also been granted options to purchase up to 150,000 shares of the Company's Common Stock at $3.6125 per share in accordance with the terms and conditions of the Company's Non-Statutory Stock Option Plan (See Note
          14).  Mr. Schmidhauser resigned his office on January 1,
          1995.

          On October 6, 1993 the Company entered into a consulting agreement with Sands Brothers & Co., Ltd., a member of the New York Stock Exchange ("Sands Brothers") which agreement provided for the engagement of Sands Brothers as the

          Company's financial advisor and consultant with respect to corporate finance, mergers and acquisitions and financial service matters for a period of three (3) years. In addition to providing for certain monetary compensation, Sands Brothers was to receive (A) transaction fees and an equity participation in the surviving entity of any acquisition transaction, and (B) certain financial fees in the event of the consummation of defined financing transactions through any third party financing source introduced by Sands Brothers. The agreement further provides Sands Brothers with certain rights of first refusal with respect to the underwriting or placement of the Company's future public or private financing of debt or equity securities and gives Sands Brothers the right to designate a member to the Company's Board of Directors. Further, the

                                          (14)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993


          NOTE 15 - COMMITMENTS (Continued)

          agreement provided Sands Brothers with the potential for an equity participation in the Company through the proposed issuance to Sands Brothers of five (5) year Warrants (with certain registration rights) to purchase restricted shares of the Company's Common Stock. As a result of certain disputes and differences that have arisen between the Company and Sands Brothers, the original agreement has been amended as of December 3, 1994, as follows:

                   a. The financial advisory and consulting agreements were cancelled in exchange for a $25,000 payment to Sands Brothers for full and complete settlement thereof and,

                   b. The warrant agreements were modified and amended so that demand rights to register shares of the Company's Common Stock, which underlie the Warrants, cannot be demanded prior to November 1, 1996 nor may the Warrants be exercised prior to November 1, 1995.

          The Company entered into a financial advisory service contract with Ladenburg, Thalmann & Co., Inc. in February 1994. The effective date of this contract was February 1, 1994 and expired January 31, 1995. The Company was required to pay $5,000 towards out-of-pocket expenses and is required to issue Warrants to purchase 400,000 shares of the Company's Common Stock at $6.50 per share. These Warrants will expire January 31, 1999.

          The Company leases various office space in the United States, Switzerland and Germany, all on a month-to-month basis. The total charges to operations for the years ended March 31, 1995 and 1994 were $28,354 and $1,848, respectively.

          NOTE 16 - RELATED PARTY TRANSACTIONS

          The Company's past President converted accrued rent, salaries, and cash advances due him for 70,000 shares of the Company's restricted common stock during the fiscal year ended March 31, 1993.

                                                   Dates

                                May 6, 1992   December 17, 1992      Total
                                -----------   -----------------      -----
              Accrued rent        $ 24,425         $   -           $ 24,425
              Accrued salary       194,994           21,250         216,244
              Advances               1,200             -              1,200
                                  --------         --------        --------
                                  $220,619         $ 21,250        $241,869
                                  ========         ========        ========

          The Company acquired two licensing agreements for $5,000,000 including imputed interest (see Note 4) from Maxon Finance and Trade Ltd., S.A. who owns 2,000,000 shares of the Company's outstanding shares of Common Stock, representing an approximate 17% ownership interest. The Company has paid $2,871,405 of which $121,255 has been charged to operations, and $2,128,595 remains outstanding at March 31, 1995 including imputed interest.

                                          (15)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993


          NOTE 16 - RELATED PARTY TRANSACTIONS (Continued)

          Certain former officers of the Company received restricted Common Stock in July 1993 for services rendered as follows:

                                                Shares      Amount
                                                ------      ------
             Michael Castoro                    15,000     $ 12,000
             John Posteraro                     10,000        8,000
             Kathleen Histon                    10,000        8,000
                                                ------     --------
             TOTAL                              35,000     $ 28,000
                                                ======     ========

          The former officers indicated above are/or were employees of Berkshire International Finance, Inc. (See Note 15).
          The Company has charged to operations, for the years ended March 31, 1995 and 1994, $20,000 and $720,000, respectively, for consulting services.

          In October 1993 the Company entered into a written management consulting agreement with the Studdert Companies ("SC"), whose President, Stephen M. Studdert, formerly served on the Company's Board of Directors as Vice Chairman (resigned March 17, 1995). In accordance with the terms of the agreement SC is required to provide and has been providing consulting services to the Company in the areas of marketing strategies, governmental affairs and regulation and general corporate matters. The Company paid SC a retainer fee upon execution of the agreement and is obligated to pay a monthly retainer fee of $10,000. The Company has charged to operations for the years ended March 31, 1995 and 1994 $88,083 and $75,000, respectively, for consulting services. The management consulting agreement was terminated and replaced with three (3) separate consulting agreements, each dated March 1, 1995, with the three (3) principal's of the Studdert Companies, Messrs. Studdert, Murdock and Dudley. Such new agreements which were to be for the period April 1, 1995 through March 31, 1996 (unless terminated on 30 day written notice) provided for aggregate annual compensation of $18,000 ($6,000 each) and further provided that Messrs. Studdert, Murdock and Dudley be granted 70,000, 52,500 and 52,500 options, respectively, to purchase Company Common Stock in accordance with the Company's 1994 Non-Statutory Stock Option Plan.


          The Company charged to operations $215,516, $114,393 and $6,120 in legal fees in 1995, 1994 and 1993, respectively, for services rendered by a stockholder.

          The Company charged to operations in 1994 $123,709, representing interest in connection with the licensing agreement with Maxon Finance and Trade Ltd., S.A. (See
          Note 3).


                                          (16)

                         SEILER POLLUTION CONTROL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995, 1994 AND 1993



          NOTE 17 - SUBSEQUENT EVENTS

          On April 6, 1995, the Company sold 800,000 shares of its Common Stock for $880,000.

          On May 15, 1995, the Company sold 1,200,000 shares of its Common Stock for $1,320,000.

          In June 1995, 175,000 options were exercised under the 1994 Non-Statutory Stock Option Plan with the Company receiving an aggregate of $230,000.

          On May 11, 1995, Paul Schmidhauser (former President of the Company's wholly-owned Swiss subsidiary, Seiler SEPC
          AG) waived all rights granted to him with respect to the Company's 1993 Non-Statutory Stock Option Plan and the 150,000 options previously granted to him, thereunder.

                                          (17)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Bederson & Company LLP, the Company's independent auditors for the Company's fiscal years ended March 31, 1995 and 1994, resigned as the Company's auditors on May 10, 1996. The report of Bederson & Company LLP on the Company's financial statements for the fiscal years ended March 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended March 31, 1996 and 1995 and the interim period preceding the resignation of Bederson & Company LLP, there were no disagreements between the Company and Bederson & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

      The Company on May 10, 1996 retained Schneider Downs & Co., Inc. as the Company's independent auditors for the fiscal year ended March 31, 1996.

                                   Part III

Item 10.    Directors and Executive Officers of the Company

      The Directors and Executive Officers of the Company, as of March 31, 1996, were as follows:

Name and Address                          Position(s) Held                   Age
- --------------------------------------------------------------------------------
Werner Heim                               Chairman of the Board,              63
Witikoenstrasse 311B                      President, and Secretary
CH-8053
Zurich, Switzerland

Alan B. Sarko                             Vice President - North              48
Seiler Pollution Control                  American Operations,
   Systems, Inc.                          Chief Accounting
555 Metro Place North                     Officer, Director
Dublin, Ohio  43017

Ulrich Ernst                              Treasurer, Chief                    49
P. O. Box 13                              Financial Officer
CH 8954 Geroldswil                        and Director
Switzerland

Niklaus Seiler                            Director                            58
c/o Seiler Patent AG
Steiacher
CH-5316
Leuggern, Switzerland

Dr. Gerold Weser                          Vice President - European           50
c/o Seiler TSB GmbH                       Operations, President -
Dorfstrasse 12                            STSB
Jersbek, Germany  D-22941


      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Werner Heim has been Chairman of the Board of the Company since June 1993 and President since March 1995. Mr. Heim currently serves as President of SEPC AG, a position he has held since its inception in November 1993. Mr. Heim was also Secretary of the Company from August 1994 until May 1996. Mr. Heim's experience in international business development covers some 30 years working with high technology industries such as computer systems, biotechnology, microfiltration and environmental waste processing. From 1963 to 1971 Mr. Heim was Branch

Manager before becoming Vice President of Friden Computer which merged into Singer Corporation. In 1971 Mr. Heim founded Swimex, a Swiss company engaged in supplying building materials and consulting services. Swimex was sold to management in 1978. That same year, Mr. Heim founded Petrotech Holding AG, a holding company for firms engaged in enhancement of oil recovery and microbial waste processing. During the same time period, Mr. Heim was also a principal in MBR Bioreactor. He continued with both companies until 1988. From 1988 until 1991, Mr. Heim served as Chairman of Biopore, a United States based company engaged in a joint venture with the French government and others involved in microfiltration research and development. Mr. Heim served as an Industrial Consultant/Business Development from 1991 to 1993 for the following companies:
(1) Clearwater Ltd., a firm engaged in biological clean-up of oil spills; (2) Seiler SHT, a firm engaged in high temperature waste vitrification; (3) Set AG, a firm specializing in insulating, security and high temperature (bullet proof) glass production; and (4) ASI Artificial Sensing Instruments, a firm engaged in bioprocess control and related activities.

      In May 1995, Mr. Heim became director of Swissray International, Inc., a public company trading under the symbol SRMI and engaged (through its wholly owned subsidiary SR-Medical, AG) in the diagnostic x-ray medical equipment market. Mr. Heim is a Swiss national. He received a Diploma from Economic Studies in 1956 from School of Economics, St. Gallen and engaged in post-graduate studies in 1957 at HEC, Paris. Subsequently, Mr. Heim served as Assistant at Institute of Economics in Switzerland, then was appointed a full time member of the Planning Board of the University of Zurich. Mr. Heim currently devotes a substantial portion of his business time to the ongoing business affairs of Seiler and intends to continue active involvement on a daily basis for the foreseeable future.

Alan B. Sarko has been Vice President of the Company in charge of North American operations since March 1995. He also became a Director the same year. In May 1996, Mr. Sarko was named Secretary, Treasurer, and Chief Financial Officer of Seiler. Mr. Sarko joined the Company in February 1994 in the position of Director of Marketing. From June 1984 until he joined Seiler Mr. Sarko served as Director of Marketing and Environmental Compliance for Inorganic Recycling Corporation and its subsidiaries. From January 1973 until June 1984, Mr. Sarko was Chief Executive Officer and Administrator of Sarko Equipment, Inc., a Midwestern industrial demolition contractor. Utilizing his 20 years of experience with hazardous waste management and recycling, Mr. Sarko directs, manages and coordinates various environmental recycling projects for Seiler with oversight responsibility for the Company's laboratory and pilot scale treatability studies and analyses. Based on Mr. Sarko's vast knowledge of environmental statutory requirements (federal, state and local) regarding handling, managing, disposing and recycling of hazardous wastes, he is primarily responsible for corporate regulatory oversight. Because of Mr. Sarko's expertise in waste recycling with particular emphasis on vitrification technology, he has been a guest lecturer at numerous symposiums and published several articles related to hazardous waste vitrification. Mr. Sarko received his Bachelor of Arts degree from Michigan State University in 1969 and his Juris Doctorate from Detroit College of Law in 1972. He also obtained various Certificates of

Completion in post graduate courses related to hazardous waste management. Mr. Sarko devotes his full time and best efforts to the Company's business activities.

Ulrich Ernst was Treasurer and Chief Financial Officer for the fiscal year ended March 31, 1996 and until May 1996, and is currently a director. Mr. Ernst has had approximately 21 years of experience in international business development in different industries with a background primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. Mr. Ernst was a founder of the following firms in the years indicated, each of which firms continue to occupy a portion of his business time and efforts:

(a) Ernst Treuhand and Unternehmensberatung (1973) engaged in financial and management consulting services, (b) Steinhalden AG (1965) engaged as an international property holding company, and (c) B&T Beteiligungs and Immobilienanlagen AG (1992) a holding company. Mr. Ernst received his Diploma in Economic Studies in 1968 from the School of Economics and received the MBA Master degree of Business Administration in 1973 from the University of Zurich. Mr. Ernst is fluent in four languages and is the author of Geldanlage and Europe (Investment in Europe) published in 1993 in Germany. Since May 1995 Mr. Ernst has served as Chairman of the Board of Directors of SWISSRAY International, Inc. (see also biographical material as same relates to Werner Heim regarding further summary information with respect to SWISSRAY International, Inc.). Mr. Ernst devotes such time as he deems necessary to the Company in his capacity as its chief financial officer and director.

Niklaus Seiler has been a Director of the Company since 1984. With over 30 years of technical experience with mechanical and thermochemical systems, Mr. Seiler has personally developed sludge pumping systems, contact dryers and incineration equipment. Mr. Seiler has been associated with and served in various leadership capacities for the following companies: (1) Seiler HT AG, founder (1993) and Director; (2) N & H Seiler Pumpenbau, (1974-1993) founder; and (3) Seiler Montageunternehmon (1969-1974), founder. Mr. Seiler currently serves as president and chief executive officer of Seiler Patent AG which is actively engaged in vitrification systems development and operations for waste processing. As the founder of companies involved in the development and construction of waste management processing systems to treat organic and inorganic materials, Mr. Seiler's range of technical expertise includes (a) production and maintenance of chemical production lines for glycerin, explosive goods and other chemical products; (b) development of a dual piston pump for handling hydrocarbon sludges and cement; and (c) systems development of waste melting equipment to recycle lead from car batteries, aluminum from Bottle caps and produce glass products from industrial wastes. Mr. Seiler holds Swiss Patent #680656, October 15, 1992, High Temperature Vitrification System, which is the basis for the proprietary Seiler System. Mr. Seiler currently devotes such time as he deems reasonable and necessary to the Company's business affairs, primarily in his capacity as a Director.

Dr. Gerold Weser has been Vice President of the Company in charge of European Operations since January 1996. Dr. Weser's employment with Seiler began in

January 1995. From 1993 until he joined the Company, Dr. Weser served as chief executive officer and administrator of Dr. Weser & Partner. From August 1990 until July 1993, Dr. Weser was managing director of Centralsug, Hamburg/Stockholm, Sweden. Dr. Weser received Vordiploma (B.A.) in Chemistry and Physics from Technical University of Karlsruhe in 1969. Subsequently, he attended the University of Oxford, England, and the University of Marburg, Germany, where he received Diplomas in Chemistry and Physics, respectively. In 1978, he received his Dr. Rer. natl. (Ph.D.) from the Institute for Physical Chemistry, University of Marburg. Since then, Dr. Weser has worked for companies in the field of environmental processing and handling and has planned, coordinated and implemented many recycling projects, such as recycling of refrigerators (FHC) and electronic waste. Dr. Weser has vast experience in waste water treatment and air pollution control systems, as well. He has built a full-scale automatic waste collection, transport and sorting plant and developed integrated compost plants (aerobic and anaerobic) to recycle paper, metals and similar materials out of household waste. Dr. Weser was involved in developing a complete waste management program for the new Munich Airport. Additionally, Dr. Weser has amassed expertise with major analytical laboratory equipment. Specifically, in his scientific work, he has used Elemental Analyzers, AAS, ICP, Thermal Analyzers, MS/GC, Infrared and UV Spectrometers, Atomic Analyzers, Absorption Spectrophotometers. Dr. Weser is accustomed to European, German, federal and local permitting procedures (BlmSchG, TVA, etc.). He is also familiar with the logistics and handling of hazardous waste recycling including radioactive waste. When Dr. Weser began working on a scientific project "The Lifetime of Packing Materials for Radioactive Waste," he had his initial contact with vitrification and high temperature techniques.

Item 11.    Executive Compensation

Board of Directors Fees

      Except as stated below, for the fiscal year ended March 31, 1996, members of the Board of Directors did not receive any fees for attending meetings of the Board of Directors. The Company's policy is to reimburse Board members for their expenses incurred to attend Board meetings. Officers of the Company, who are also Directors, do not receive any fees.

Executive Compensation

      The following table sets forth information concerning the chief executive officer of the Company and the Company's executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1996.

                             SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
                                        Annual Compensation                 Awards
                                   -------------------------    ---------------------------
                                                                Securities
Name and                                     Other Annual       Underlying  All Other
Principal Position         Year(1) Salary    Compensation(4)    Options(#)  Compensation(5)
- --------------------------------------------------------------------------------------------
Werner Heim, Chairman, CEO, 1996   $150,000                     300,000         $
   President(2)             1995    121,002                          --
                            1994     23,747                     315,000

Alan B. Sarko, Vice         1996    105,000                     200,000         $5,250
   President, Secretary(3)

- ------------------
(1)   For the fiscal year ended March 31 of the year listed below.

(2)   Became an executive officer in August, 1994.

(3) Joined the Company in February 1994. Became an executive officer in March 1995.

(4)   Individual amounts are not material.

(5)   Pension benefits.


Option Grants Information

      The following table presents information concerning grants of stock options made during the fiscal year ended March 31, 1996 to each executive officer named in the Summary Compensation Table above.

                       OPTION GRANTS IN LAST FISCAL YEAR
                                                           Potential Realizable
                                                           Value At Assumed
                                                           Annual Rates of Stock
                                                           Price Appreciation
                               Individual Grants           for Option Term (2)
- --------------------------------------------------------------------------------
               # of
               Securities % of Total
               Underlying Options Granted Exercise
               Options    to Employees    Price    Expiration
Name           Granted(1) in Fiscal Year  ($/Sh)   Date           5%       10%
- ----           ---------- --------------- -------- ----------  -------- --------

Werner Heim     300,000         21.4%      $2.10   12/31/2002  $256,473 $597,692
Alan B. Sarko   200,000         14.3%      $2.10   12/31/2002  $170,982 $389,461

- ------------------

(1) Non-qualified options were granted at 85% of fair market value on the date of grant.

(2) The potential realizable value of each grant of options, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term, is presented at the indicated annualized rates. The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected. The amounts are net of the cost by the executive to exercise such options.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table presents information concerning the exercise of stock options during the fiscal year ended March 31, 1996 by each executive officer named in the Summary Compensation Table above, and the value at March 31, 1996, of unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                               Number of Securities      Value of Unexercised
                                               Underlying Unexercised    In-the-Money Options
                                               Options at FY-End         at FY-End(2)
                                               ----------------------    --------------------

               Shares Acquired   Value         Exercisable/              Exercisable/
Name           on Exercise       Realized(1)   Unexercisable             Unexercisable
- ----           -----------       -----------   -------------             -------------

Werner Heim        -                 -          615,000/-0-              $1,460,672/-0-
Alan B. Sarko      -                 -          300,000/-0-               1,013,438/-0-

- ------------------
(1) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options on the date of exercise.

(2) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options at March 31, 1996. The average of the high and low trading price on March 29, 1996 was $5.203125.


Retirement Plan

      On January 1, 1994 the Company adopted a Simplified Employee Pension Plan ("SEP") for the benefit of eligible employees. The SEP enables the employee to contribute up to a maximum of 10% of base salary through a salary reduction and requires the Company to make a contribution equal to 5% of the employee's base salary. See the Summary Compensation Table above for amounts contributed by the Company to officers of the Company under the SEP.

Employment Contracts, Termination of Employment, and Change in Control
Agreements

      The only employment contract between the Company and any person named in the Summary Compensation Table above is as follows. Pursuant to a two-year employment agreement commencing March 1, 1995, Alan B. Sarko serves as vice president with a base annual salary of $90,000 plus bonuses based upon the Company's reaching certain performance levels. Effective January 1, 1996,
Mr. Sarko's base salary was increased to $150,000. Earned bonuses will range from 5% to 10% of Mr. Sarko's salary with respect to each item of specified performance criteria, including the profitability of the Company, expanding sales of Company products to the U.S. market, and obtaining an exemption from the U.S. Environmental Protection Agency.


Compensation Committee Interlocks and Insider Participation

      The Company has no compensation committee; rather the Company's Board of Directors performs the functions that would otherwise be performed by a compensation committee. Mr. Heim, chairman of the board and president of the Company, Mr. Ernst, treasurer and chief financial officer of the Company, Mr. Sarko, vice president and secretary of the Company, and Mr. Seiler serve on the Company's Board of Directors. As members of the Company's Board of Directors and in view of the fact that the Company does not have a compensation committee, Messrs. Heim, Ernst, Sarko and Seiler participate in deliberations concerning executive officer compensation. Mr. Heim has loaned the Company, as of March 31, 1996, the sum of $1,149,049 on an interest-free basis with the understanding that such amounts are to be repaid on a mutually agreeable future date.

Stock Option Plans

      The Board of Directors has adopted non-statutory stock option plans (the 1993 Non-Statutory Stock Option Plan, the 1994 Non-Statutory Stock Option Plan, the 1995 Non-Statutory Stock Option Plan, and the 1996 Non-Statutory Stock Option Plan) and has reserved 1,000,000, 500,000, 1,000,000, and 2,000,000 shares under the plans, respectively, for issuance to key employees, directors, and consultants. Options are nontransferable and are exercisable during a term of not more than ten years from the date of grant. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that the option price of each grant will not be less than 85% percent of the fair market value of such shares on the date the options are granted. As of the record date, all options under the 1993 Plan have been granted, including a total of 315,000 options to Mr. Heim. A total of 425,000 options has been granted pursuant to the 1994 Plan, including 100,000 to Mr. Sarko. All of the options have been granted under the 1995 Plan, including 100,000 options to Mr. Ernst, 300,000 to Mr. Seiler, and 200,000 options to each of Messrs. Heim, Sarko, and Weser. A total of 650,000 options have been granted pursuant to the 1996 Plan, none to affiliates of the Company. See the Summary Compensation Table and the accompanying stock option tables presented above.

Related Party Transactions

See Item 13 below.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      (a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be the beneficial owners of more than 5% of the 18,805,569 shares of the Company's outstanding $.0001 par value Common Stock as of June 1, 1996. Each person has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of           Amount and Nature of          Percent
  Beneficial Owner            Beneficial Ownership          of Class
- --------------------------------------------------------------------

PTI Management AG (1)                3,270,000               17.39%
Witikoenstrasse 311B
CH-8053
Zurich, Switzerland

Cede & Co. (2)                      14,493,336               77.07%
P.O. Box 20
Bowling Green Station
New York, New York  10004

- ------------------
(1) PTI Management AG is a Swiss corporation whose shares are issued solely in bearer name. Mr. Heim is a control person of PTI management AG, but he disclaims beneficial ownership of any such shares.

(2) A nominee of the Depository Trust Company, which held such shares of record on behalf of various of its customers. The names of the beneficial owners of the shares held by those stockholders are unknown to management.

      (b) Security Ownership of Management. The number and percentage of shares of Common Stock owned of record and beneficially by each current officer and director of the Company and by all current officers and directors of the Company as a group, are as follows as of June 30, 1996. Each individual has beneficial ownership of the shares and sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of           Amount and Nature of          Percent
 Beneficial Owner             Beneficial Ownership(1)       of Class (2)
- ------------------------------------------------------------------------
Werner Heim (3)                     615,500                  3.17%
Witikoenstrasse 311B
CH-8053
Zurich, Switzerland

Alan B. Sarko (2)                   300,000                  1.57%
Seiler Pollution Control
   Systems, Inc.
555 Metro Place North
Dublin, Ohio 43017

Ulrich Ernst                        100,000                  0.53%
P.O. Box 13
CH-8954
Geroldswil, Switzerland

Niklaus Seiler                      300,000                  1.57%
c/o Seiler Patent AG
Steiacher
CH-5316
Leuggern, Switzerland

Dr. Gerold Weser                    200,000                  1.05%
c/o Seiler TSB GmbH
Dorfstrasse 12
D-22941
Jersbek, Germany

All Officers and Directors        1,515,500                  7.46%
   as a Group (4 persons)

- ------------------
(1) Except for 500 shares owned by Mr. Heim, the shares represented below are in the form of options to purchase shares of Seiler Common Stock. The options are presently exercisable but are not transferable. The options were granted pursuant to the Company's 1993 Non-Statutory Stock Option Plan, 1994 Non-Statutory Stock Option Plan, or 1995 Non-Statutory Stock Option Plan.

(2) The percentage shown has been determined by dividing the number of option shares held by the named person divided by the sum of the 18,805,569 outstanding shares and the option shares held by the above referenced persons.

(3) Mr. Heim is a control person of PTI Management AG, but he disclaims beneficial ownership of any such shares.

      The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

Item 13.    Certain Relationships and Related Transactions

      PTI Management AG, a principal stockholder of the Company and a firm in which Mr. Heim, the Company's Chairman of the Board of Directors and President, is a control person has, from time to time, loaned the Company sums of money on an interest-free basis. The principal sum due and outstanding, as of March 31, 1996 was $89,085. These monies are due and payable December 31, 1997.


      Additionally, Mr. Heim has individually loaned funds to the Company; as of March 31, 1996 the sum of $1,149,049 was outstanding on an interest-free basis with the understanding that the loan is to be repaid to Mr. Heim on a future mutually agreeable date.

      The Company has paid during the year ended March 31, 1996, to its sole supplier, Seiler HT AG, a total of $9,720,132 towards the purchase of its initial High Temperature Vitrification System. Seiler HT on behalf of the Company constructs System plants, tests the System, and performs research and development services on an ongoing basis. Mr. Niklaus Seiler, a director of the Company, is the founder and a director of Seiler HT AG.

                                    Part IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on 8-K

(a) Reference is herewith made to the reports on audits of consolidated financial statements.

(b) During the last quarter of the Company's fiscal year ended March 31, 1996, the Company did not file any reports on Form 8-K.

(c) Exhibits.

No.          Description
- ---          -----------

3.1          Certificate of Incorporation of World Imports - U.S.A., Inc.
             (Predecessor to Seiler), dated April 5, 1983.

3.2 Certificate for Renewal and Revival of Certificate of Incorporation of World Imports - U.S.A., Inc., dated June 29, 1993.

3.3 Certificate of Amendment of Certificate of Incorporation of World Imports - U.S.A., Inc., dated June 29, 1993.

3.4 Certificate of Amendment of Certificate of Incorporation of Seiler Pollution Control Systems, Inc., dated October 13, 1994.

3.5          By-laws of World Imports - U.S.A. Inc.

10.1 License Agreement dated July 15, 1993, between Maxon Finance & Trade Ltd. SA and Seiler Pollution Control Systems, Inc.

10.2 License Agreement dated July 15, 1993, between Maxon Finance & Trade Ltd. SA and Seiler Pollution Control Systems
             International, Inc.

10.3 Delivery Contract dated July 16, 1993, between Seiler Pollution Control AG ("SEPC") and Seiler H-T AG.

10.4         Delivery Contract dated July 16, 1993 between SEPC and Seiler
             H-T.

10.5         Delivery Contract dated July 16, 1993 between SEPC and Seiler
             H-T.

10.6         1993 Non-Statutory Stock Option Plan of World Imports - U.S.A.

10.7         1994 Non-Statutory Stock Option Plan of Seiler.

10.8         1995 Non-Statutory Stock Option Plan of Seiler.


10.9         1996 Non-Statutory Stock Option Plan of Seiler.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.

Dated:  June 29, 1996               By /s/ Alan B. Sarko
                                       ______________________________
                                       Alan B. Sarko, Vice President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Werner Heim               Chairman of the              Dated: June 29, 1996
___________________________   Board of Directors
Werner Heim                   and President


/s/ Alan B. Sarko             Vice President,              Dated: June 29, 1996
___________________________   Treasurer, Secretary,
Alan B. Sarko                 Chief Financial
                              Officer, Director


                              Director
___________________________                                Dated: _______, 1996
Ulrich Ernst


/s/ Niklaus Seiler            Director                     Dated: June 29, 1996
___________________________
Niklaus Seiler

Supplemental Information

       Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.