Form 10-K405/A
period 1996-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1996-07-16
CIK 718827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1

This Amendment No. 1 to the Seiler Pollution Control Systems, Inc. Form 10-K filed with the Commission on July 12, 1996 repaginates the table of contents, corrects the Management's Discussion section in Item 7 and provides the Financial Data Schedule.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

      None

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                                   Form 10-K
                       Fiscal Year Ended March 31, 1996

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I

Item 1.     Business                                                         1

Item 2.     Properties                                                      10

Item 3.     Legal Proceedings                                               10

Item 4.     Submission of Matters to a Vote of Security-Holders             10


PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                           10

Item 6.     Selected Financial Data                                         12

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12

Item 8.     Financial Statements and Supplementary Data                     12

Item 9.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                           49


PART III

Item 10.    Directors and Executive Officers of the Registrant              49

Item 11.    Executive Compensation                                          53

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                56

Item 13.    Certain Relationships and Related Transactions                  58



PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                           59

SIGNATURES                                                                  61

SUPPLEMENTAL INFORMATION                                                    62

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

       Net loss for the fiscal year ended March 31, 1995 was $1,967,813 as compared to a net loss of $2,899,707 for the preceding fiscal year.
The principal differences between such losses (a decrease of $931,894) relate to the facts that while the Company incurred increases of (a) officers' salaries ($290,563), (b) advertising, promotional and selling expenses ($200,141), (c) professional fees ($168,702) and (d) amortization cost ($91,287), it had a considerable reduction in fiscal 1995 of consulting fees of $1,701,083. Additionally, employee welfare, insurance, office expenses, rent, taxes and certain miscellaneous expenses increased by an aggregate of $187,971 from the previous fiscal year while travel and entertainment expenses were reduced by $18,393. Further, while interest expense was reduced by $123,709, foreign currency losses decreased by $333.

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