Form 10-Q
period 1996-06-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1996-08-09
CIK 718827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                         Commission file number 0-22630

Seiler Pollution Control Systems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                        22-2448906
(State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

555 Metro Place North, Suite 100, Dublin, Ohio                  43017
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code  614/791-3272


               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check x/ whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days                    Yes /x/ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes              No

         As of August 1, 1996, the Registrant had outstanding 19,204,224 shares of its Common Stock, par value $.0001 per share.

                     Seiler Pollution Control Systems, Inc.
                                    Form 10-Q


                                TABLE OF CONTENTS

Item No.                                                                  Page
- --------                                                                  ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................    1

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    6

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................        7

Item 2.  Changes in Securities......................................        7

Item 3.  Defaults upon Senior Securities............................        7

Item 4.  Submission of Matters to a Vote of Security-Holders........        7

Item 5.  Other Information..........................................        7

Item 6.  Exhibits and Reports on Form 8-K...........................        7

Signatures.......................................................... Signature
                                                                          Page

Financial Data Schedule............................................. Last Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            June 30, 1996
                                                             (Unaudited)     March 31, 1996
                                                            -------------    --------------
CURRENT ASSETS

  Cash                                                        $    99,706      $   200,351

  Prepaid expenses and sundry receivables                         146,854          109,152
                                                              -----------      -----------

          Total Current Assets                                    246,560          309,503

HIGH TEMPERATURE VITRIFICATION SYSTEMS                          9,918,068        9,720,132

OTHER ASSETS
  Licensing agreements, less accumulated amortization of
    $940,046 and $860,712 at June 30, 1996 and
    March 31, 1996, respectively                                3,819,954        3,899,288

  Advances to related party                                       594,014          624,902

  Vetrotherm option                                               167,920          167,920

  Deposits                                                         40,915           36,103
                                                              -----------      -----------

                                                                4,622,803        4,728,213

PROPERTY AND EQUIPMENT -- AT COST (net of
  accumulated depreciation of $8,655 and $8,403 at
  June 30, 1996 and March 31, 1996, respectively)                 281,856          287,778
                                                              -----------      -----------

                                                              $15,069,287      $15,045,626
                                                              ===========      ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                            $   405,246     $    316,450

  Accrued expenses                                                151,318          107,935
                                                              -----------      -----------
          Total Current Liabilities                               556,564          424,385

LONG-TERM DEBT
  Licensing agreements payable                                  1,977,250        1,977,250

  Loans payable -- stockholders                                 1,463,133        1,238,134
                                                              -----------      -----------

                                                                3,440,383        3,215,384

                              STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized
    25,000,000 shares, issued and outstanding
    18,725,569 and 18,525,569
    shares at June 30, 1996 and
    March 31, 1996, respectively                                    1,873            1,853

ADDITIONAL PAID IN CAPITAL                                     18,562,374       17,897,081

ACCUMULATED DEFICIT                                            (7,872,931)      (7,349,683)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                           381,024          856,606
                                                              -----------      -----------

                                                               11,072,340       11,405,857
                                                              -----------      -----------
                                                              $15,069,287      $15,045,626
                                                              ===========      ===========

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)


                                                         1996               1995
                                                        -----               ----

REVENUE                                            $     57,873       $      7,500

OPERATING EXPENSES
  Professional and other consulting  fees               163,907            130,824
  General and administrative                            130,857            136,994
  Salaries, wages and related fringe benefits           126,680             84,381
  Research and development                               80,077             56,362
  Depreciation and amortization                          79,586             79,659
                                                   ------------       ------------
                                                        581,107            488,220
                                                   ------------       ------------

LOSS FROM OPERATIONS                                   (523,234)          (480,720)

  Interest expense                                           14             17,147
                                                   ------------       ------------

LOSS BEFORE MINORITY INTEREST                          (523,248)          (497,867)

  Minority interest                                        --                3,850
                                                   ------------       ------------

NET LOSS                                           $   (523,248)      $   (494,017)
                                                   ============       ============

LOSS PER COMMON SHARE                              $      (0.03)      $      (0.03)
                                                   ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          18,717,236         15,908,902
                                                   ============       ============

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                                                                                         Foreign
                                                    Common Stock       Additional                       Currency
                                               ---------------------     Paid-in       Accumulated     Translation
                                                 Shares      Amount      Capital         Deficit        Adjustment         Total
                                               ----------   --------  ------------    -------------    ------------    ------------
BALANCE, MARCH 31, 1995                        14,250,569   $ 1,425   $ 12,733,909   $ (5,552,956)   $  1,136,375     $  8,318,753

  Issuance of common shares
     under stock option plan
     for cash                                     175,000        17        223,108           --              --            223,125

  Issuance of common stock for cash             2,000,000       200      2,199,800           --              --          2,200,000

  Foreign currency translation adjustment            --        --             --             --          (81,803)          (81,803)

  Net loss                                           --        --             --         (494,017)           --           (494,017)
                                               ----------   -------   ------------   ------------    ------------     ------------


BALANCE, JUNE 30, 1995 (Unaudited)             16,425,569   $ 1,642   $ 15,156,817   $ (6,046,973)   $  1,054,572     $ 10,166,058
                                               ==========   =======   ============   ============    ============     ============


BALANCE,  MARCH 31, 1996                       18,525,569   $ 1,853   $ 17,897,081   $ (7,349,683)   $    856,606     $ 11,405,857

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                50,000         5        180,620           --              --            180,625

  Issuance of common stock for cash               150,000        15        484,673           --              --            484,688

  Foreign currency translation adjustment            --        --             --             --          (475,582)        (475,582)

  Net loss                                           --        --             --         (523,248)           --           (523,248)
                                               ----------   -------   ------------   ------------    ------------     ------------

BALANCE, JUNE 30, 1996  (Unaudited)            18,725,569   $ 1,873   $ 18,562,374   $ (7,872,931)   $    381,024     $ 11,072,340
                                               ==========   =======   ============   ============    ============     ============


             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                                                1996              1995
                                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                                   $  (523,248)      $  (494,017)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                               79,586            79,659
      Foreign currency translation                                                              (459,359)          (81,413)
      Minority interest                                                                             --              (3,850)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                                                    (37,702)           13,849
      Deposits                                                                                     2,113           (38,833)
      Accounts payable                                                                            88,796           (24,929)
      Accrued expenses                                                                            43,383             7,622
                                                                                             -----------         ---------


          Net Cash Used In Operating Activities                                                 (806,431)         (541,912)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                                           (1,255)         (171,203)
  Advances for High Temperature Vitrification Systems                                           (197,936)       (1,665,143)
                                                                                             -----------         ---------

          Net Cash Used In Investing Activities                                                 (199,191)       (1,836,346)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                         665,313         2,423,125
  Proceeds on loans payable -- stockholder                                                       224,999            (7,038)
  Advances to related party                                                                       30,888              --
                                                                                             -----------         ---------

          Net Cash Provided by Financing Activities                                              921,200         2,416,087

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (16,223)             (390)
                                                                                             -----------         ---------

          Net (Decrease) Increase In Cash                                                       (100,645)           37,439

CASH -- BEGINNING OF PERIOD                                                                      200,351            89,220
                                                                                             -----------         ---------

CASH -- END OF PERIOD                                                                        $    99,706       $   126,659
                                                                                             ===========       ===========

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


NOTE 2 -- SUBSEQUENT EVENTS

In July 1996, the Company issued 500,000 shares of its common stock through the exercise of stock options under the 1996 Non-Statutory Stock Option Plan. The exercise price was $1.70 per share.


NOTE 3 -- RESTATEMENT

The financial statements for the three month period ended June 30, 1995 have been restated to expense research and development costs of $56,362 that were previously capitalized and to reclassify the foreign currency translation of $33,256 as a reduction of stockholders' equity rather than as an addition to the net loss for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- June 30, 1996 vs. June 30, 1995

         The Company's net loss for the three months ended June 30, 1996 was $523,248 as compared to $494,017 for the three months ended June 30, 1995. The change in the net loss is the result of increases in compensation and related expenses and research and development expenditures relating to the High Temperature Vitrification (HTV) Systems, as well as increases in professional and other consulting fees, offset by additional consulting revenue.

         The Company has made payments aggregating $197,936 for the completion of its HTV Systems during the three months ended June 30, 1996. The Company funded these capital expenditures and operating losses through the issuance of additional equity securities and loans from stockholders aggregating $665,313 and $224,999, respectively.

         The Company expects to incur substantial expenditures to complete the HTV systems, including operational start-up costs, and to develop and market additional systems. Management's' plans to generate additional resources include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV systems, project financing agreements or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

         In June 1996, the Company successfully demonstrated the operation of its first commercial vitrification system to more than 200 representatives of the financial, industrial, and environmental communities at its fabricating facility in Dottingen, Switzerland. This system will undergo a testing protocol for approximately 90 days, after which, the system will be disassembled and shipped to Freiberg, Germany. The operating capacities for this vitrification system have been fully contracted.

         Earlier in June, the Company also successfully completed a pilot test on five different water streams for two United States Air Force Bases (Tinker & McClellan). Final negotiations for building and operating two vitrification systems for the Air Force are scheduled to begin in August/September 1996. This time frame is on target with Seiler's Air Force project plan. The cost of these vitrification systems are anticipated to be $2.5 - $3 million U.S. dollars for each system.

         A formal Phase 2 project presentation was presented by the Company before the Edison Materials Technology Center's (EMTEC) technical steering committee on July 11, 1996. The purpose of this project was to develop commercially acceptable glass ceramic products from Ohio industrial waste streams. Phase I of this project was extremely successful, and it was recommended that this project continue to be funded for the next two years.

         The Company plans to contract fifteen vitrification systems within the next two years.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed herewith:

             10.1. Employment agreement dated June 29, 1996 between Registrant and Werner Heim.

             10.2. Employment agreement dated June 29, 1996 between Registrant and Alan B. Sarko.

             10.3. Employment agreement dated June 29, 1996 between Registrant and Niklaus Seiler.

             10.4. Employment agreement dated June 29, 1996 between Registrant and Dr. Gerold Weser.

             27       Financial Data Schedule.  Submitted herewith.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter which ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date August 7, 1996                  Seiler Pollution Control Systems, Inc.
     -----------------               --------------------------------------
                                                       (Registrant)


                               By:  /s/ Alan B. Sarko
                                    -------------------------------------------
                                     Vice President and Chief Financial Officer