Form 10-Q
period 1996-09-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1996-11-15
CIK 718827

SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                                           September 30, 1996
                                                               (Unaudited)             March 31, 1996
CURRENT ASSETS
  Cash                                                        $   30,135                $  200,351

  Prepaid expenses and sundry receivables                        126,676                   109,152

          Total Current Assets                                   156,811                   309,503

HIGH TEMPERATURE VITRIFICATION SYSTEMS                        10,584,482                 9,720,132

OTHER ASSETS
  Licensing agreements, less accumulated amortization of
    $1,019,380 and $860,712 at September 30, 1996 and
    March 31, 1996, respectively                               3,740,620                 3,899,288

  Advances to related party                                      594,014                   624,902

  Vetrotherm option                                              167,920                   167,920

  Deposits                                                        43,831                    36,103

                                                               4,546,385                 4,728,213

PROPERTY AND EQUIPMENT - AT COST (net of
  accumulated depreciation of $9,087 and $8,403 at
  September 30, 1996 and March 31, 1996, respectively)           320,927                   287,778




                                                             $15,608,605              $15,045,626



                       LIABILITIES

                                                                                September 30, 1996
                                                                                (Unaudited)              March 31, 1996
CURRENT LIABILITIES
  Accounts payable                                                               $  291,476                  $  316,450

  Accrued expenses                                                                  144,746                     107,935

          Total Current Liabilities                                                 436,222                     424,385

LONG-TERM DEBT
  Licensing agreements payable                                                    1,977,250                   1,977,250

  Loans payable - stockholders                                                    1,844,910                   1,238,134

                                                                                  3,822,160                   3,215,384

                   STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized 25,000,000
    shares, issued and outstanding 19,392,627 and 18,525,569
    shares at September 30, 1996 and March 31, 1996,
    respectively                                                                      1,940                       1,853

ADDITIONAL PAID IN CAPITAL                                                       19,928,318                  17,897,081

ACCUMULATED DEFICIT                                                              (8,894,550)                 (7,349,683)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                             314,515                     856,606

                                                                                 11,350,223                  11,405,857

                                                                                 15,608,605                 $15,045,626


SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

           (UNAUDITED)


                                                                                Six Months Ended     Three Months Ended
                                                                                 September 30,            September 30,
                                                                                 1996     1995         1996           1995
REVENUE                                                                        $87,300    $7,500    $ 29,427               0

OPERATING EXPENSES
  General and administrative                                                   741,365   181,572     610,508          44,578
  Professional and other consultin                                             287,570   288,398     123,663         157,574
  Salaries, wages and related frin                                             255,765   192,511     129,085         108,130
  Research and development                                                     199,525    99,417     119,448          43,055
  Depreciation and amortization                                                159,352   160,188      79,766          80,529
                                                                             1,643,577   922,086   1,062,470         433,866

     Loss From Operations                                                   (1,556,277) (914,586) (1,033,043)       (433,866)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                                          12,795                12,795
  Interest expense                                                              (1,385)  (27,584)     (1,371)        (10,437)
                                                                                11,410   (27,584)     11,424         (10,437)

     Loss Before Minority Interest                                          (1,544,867) (942,170) (1,021,619)       (444,303)

  Minority interest                                                                  0    10,171           0           6,321

     Net Loss                                                              $(1,544,867)$(931,999) (1,021,619)      $(437,982)

     Loss Per Common Share                                                 $     (0.08)$   (0.06) $    (0.05)      $   (0.03)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                 18,999,579 16,167,236 19,392,627      16,425,569





SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                                        Foreign
                                                              Additional                Currency
                                               Common Stock    Paid-in    Accumulated Translation
                                          Shares      Amount   Capital      Deficit   Adjustment    Total
BALANCE,  MARCH 31, 1995                  14,250,569  $1,425  $12,733,909 $(5,552,956) $1,136,375  $8,318,753

PERIOD ENDED SEPTEMBER 30, 1995
  Issuance of common shares under stock
     option plan for cash                    175,000     17       223,108       0          0          223,125

  Issuance of common stock for cash        2,000,000    200     2,199,800       0          0        2,200,000

  Foreign currency translation adjustment      0         0          0           0         (36,640)    (36,640)

  Net loss                                     0         0          0        (931,999)     0          (931,999)

BALANCE, SEPTEMBER 30, 1995
   (Unaudited)                            16,425,569  $1,642  $15,156,817 $(6,484,955) $1,099,735  $9,773,239

BALANCE,  MARCH 31, 1996                  18,525,569  $1,853  $17,897.081 $(7,349,683) $  856,606 $11,405,857

PERIOD ENDED SEPTEMBER 30, 1996
  Exercise of stock options under stock
    option plans for cash                    550,000      55    1,055,570         0           0     1,055,625

  Issuance of common stock for cash          284,332      29      884,492         0           0       884,521

  Issuance of common stock for legal fees     32,726       3       91,175         0           0       91,178

  Foreign currency translation adjustment        0         0           0          0        (542,091)   (542,091)

  Net loss                                       0         0           0      (1,544,867)     0      (1,544,867)

BALANCE, SEPTEMBER 30, 1996
  (Unaudited)                             19,392,627  $1,940  $19,928,318 $(8,894,550) $  314,515 $11,350,223





SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                          (UNAUDITED)

                                                               1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(1,544,867)   $ (931,999)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            159,352       160,188
      Minority interest                                            0         (10,171)
      Foreign currency translation                            (533,878)      (34,203)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                  (17,524)        1,704
      Deposits                                                  (7,728)      (26,754)
      Accounts payable                                          66,204        52,248
      Accrued expenses                                          36,811       205,313

          Net Cash Used In Operating Activities             (1,841,630)     (583,674)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                        (33,833)     (172,937)
  Advances for High Temperature Vitrification Systems         (864,350)   (2,106,208)

          Net Cash Used In Investing Activities               (898,183)   (2,279,145)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     1,940,146     2,423,125
  Proceeds on loans payable - stockholder                      606,776       403,401
  Advances to related party                                     30,888         0

          Net Cash Provided By Financing Activities          2,577,810     2,826,526

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (8,213)       (2,437)

          Net Decrease In Cash                                (170,216)      (38,730)

CASH - BEGINNING OF PERIOD                                     200,351        89,220

CASH - END OF PERIOD                                        $   30,135    $   50,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the period for interest                $    1,385    $   12,516


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company issued 32,726 shares of common stock in exchange for legal services aggregating $91,178.

SEILER POLLUTION CONTROL SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER, 1996 AND 1995


NOTE  1 -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information  and  with the instructions  to  Form  10-Q  and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


NOTE 2 - RESTATEMENT

The financial statements for the six month period ended September 30, 1995 have been restated to expense research and development costs of $99,417 that were previously capitalized and to reclassify the foreign currency translation of $4,357 as a reduction of stockholders' equity rather than as an addition to the net loss for the period.


Management's Discussion & Analysis of Financial Condition and Results of Operations



	The Company experienced a net loss for the three months ended September 30,
1996, of $1,021,619 as compared to a net loss of $437,982 for the three months ended September 30, 1995.  The Company's net loss for the six months ended September 30, 1996 was $1,544,867 as compared to a net loss of
$931,999 for the six months ended September 30, 1995.  The change in the net loss for these periods is primarily the result of additional marketing and promotion expenses related to demonstrations and presentation of the HTV systems as well as research and development costs related to these systems.

	The Company made payments aggregating $864,350 and $666,414 for the six and three month periods ended September 30, 1996 related to the construction of the HTV system. The Company funded these capital expenditures and operating losses through the issuance of additional equity securities aggregating $1,940,143 and $1,274,830 for the six and three month periods ended September 30, 1996 and through loans from a stockholder (who is an affliate of the Company) aggregating $606,776 and $381,777 for the same periods.

	The Company expects to incur substantial expenditures to complete the HTV systems, including operations start-up costs, and to develop and market additional systems. Management's plans to generate additional resources include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV systems, project financing agreements or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

	In October 1996, the Company, in conjunction with The Ohio State University
Department of Materials Science and Engineering ("OSU"), received $300,000 for Phase II of a project from the Edison Materials Technology Center
("EMTEC") under its candidate core technology program.  This extends the project until January 1997.

	Under the EMTEC project, Seiler and OSU will develop glass/ceramic product formulations from hazardous waste feedstocks using the Seiler HTV system, and demonstrate on a bench and pilot scale, process and product performance characteristics of the tested feedstocks. The Seiler/OSU team will also assess the commercial viability of various recycled products produced during the project. The project earlier provided $101,000 for Phase I which Seiler completed in October 1996.

	Seiler also received an extension from Radian International as subcontractor on Radian's contract with the United States Air Force.  Seiler will continue work using the HTV system for processing hazardous wastes.  The contract lays the foundation for installation of the first vitrification facility in the
United States to be located at McClellan Air Force Base in Sacramento at a cost between $2.5 and $3 million.  The contract also call for Seiler to use various waste streams generated at McClellan Air Force Base in Sacramento as feedstock for Seiler's HTV system to determine their recycling suitability as an abrasive blasting media substitute for garnet media.

	McClellan is on the government's base closure list and the contract represents a commitment to privatize base operations and lessen the economic impact on the area. In this capacity, Seiler will work closely with regional interest groups including the Sacramento Area Commerce & Trade Organization and the Local Reuse Authority. While Seiler's primary responsibility will center on its vitrification system, the Company will also be heavily involved with Radian in site identification, obtaining a recycling exemption and assistance with various required permits, variances and other documentation.

 Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued)


	Also in October 1996, the Company received approval from the German government for installation of its first industrial HTV system in Freiberg, Germany. Construction is expected to begin in November on the facility which will cost an estimated $12.7 million. When complete, the commercial HTV system will have a processing capability of 10,000 tons of mixed waste a year. The plant's capacity has been fully contracted by Envichem, a licensed hazardous waste facility in Freiberg.

	The project will be financed through arrangements with the German government that secured a combination of grants and subsidies from the Dresdner Bank of
Germany.  The Dresdner agreement calls for the bank to provide Seiler with a long-term credit line of $6.8 million US (9.9 million DM) for installation, construction, land purchase, site work and start-up costs.  An additional line of credit for $1.4 million US (2.1 million DM) will be subsequently
available, if needed. 	Coupled with the Dresdner credit, Seiler will receive
approximately $4.5 million US (6.6 million DM) in German government grant monies for placing its environmentally sensitive, high temperature vitrification recycling facility in Freiberg.  The grants, which do not have to be repaid, are given by the government in connection with stimulating and encouraging investments from business, industry and the environmental sector to generate new job opportunities for the area.