Form 10-Q/A
period 1996-09-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1996-11-21
CIK 718827

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

	The project will be financed through arrangements with the German government that secured a combination of grants and subsidies from the Dresdner Bank of
Germany.  The Dresdner agreement calls for the bank to provide Seiler with a long-term credit line of $6.8 million US (9.9 million DM) for installation, construction, land purchase, site work and start-up costs.  An additional line of credit for $1.4 million US (2.1 million DM) will be subsequently
available, if needed. 	Coupled with the Dresdner credit, Seiler will receive
approximately $4.5 million US (6.6 million DM) in German government grant monies for placing its environmentally sensitive, high temperature vitrification recycling facility in Freiberg.  The grants, which do not have to be repaid, are given by the government in connection with stimulating and encouraging investments from business, industry and the environmental sector to generate new job opportunities for the area.

PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings.

	Not applicable

Item 2.		Changes in Securities.

	Not applicable

Item 3.		Defaults upon Senior Securities.

	Not applicable

Item 4.		Submission of matters to a Vote of Security-Holders.

	Not applicable
Item 5.		Other Information.

	Not applicable

Item 6.		Exhibits and Reports on Form 8-K.

	(a)	Exhibits.  The following exhibit is filed herewith:

		27.	Financial Data Schedule.

	(b)	Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter which ended September 30, 1996.