Form 10-K
period 1997-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1997-07-14
CIK 718827

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               March 31, 1997
                          ----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission file number                      0-222630
                      --------------------------------------------------

                    Seiler Pollution Control Systems, Inc.
------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           Delaware                                       22-2448906
-------------------------------                       ------------------
State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization                         Identification No.)

555 Metro Place North, Dublin, Ohio                            43017
----------------------------------------------------        ------------
(Address of principal executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          614/791-3272
                                                            ------------

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

                                                            [X]  Yes     [ ] No

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                                 Not Applicable


          The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 1, 1997 is 21,142,188 shares, all of one class of $.0001 par value Common Stock. Of this number a total of 18,392,188 shares having a market value of $47,129,982, based on the closing price of the Registrant's common stock of $2.5625 on July 8, 1997 as quoted on the NASDAQ SmallCap market, were held by non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Employment Agreements with Messrs. Heim, Sarko, Seiler, and Weser were entered into on June 29, 1996. The complete Agreements were reproduced in the Quarterly Report for the period ended June 30, 1996 and the description is hereby incorporated by reference.

                           FORWARD LOOKING STATEMENTS


          Certain statements included in this Annual Report are not based on historical facts, but are forward looking statements. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to the completion of an economically viable HTV system and the development and marketing of additional systems. The Company must also generate additional resources to enable it to continue the completion of the HTV system. Such additional resources may be generated through the sale of additional equity securities, the sale of an existing system, alliances, joint ventures or other business transactions which would generate sufficient resources. Other factors such as changes in business conditions and changes in regulations and laws may also impact the outcome of forward looking statements.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                                   Form 10-K
                        Fiscal Year Ended March 31, 1997

                               TABLE OF CONTENTS

                                                           Page No.
                                                           --------

PART I

Item 1.     Business                                              1

Item 2.     Properties                                            5

Item 3.     Legal Proceedings                                     5

Item 4.     Submission of Matters to a Vote of Security-Holders   6


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                   6

Item 6.     Selected Financial Data                               7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7

Item 8.     Financial Statements and Supplementary Data           8

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                  46


PART III

Item 10.    Directors and Executive Officers of the Registrant   46

Item 11.    Executive Compensation                               48

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                       51

Item 13.  Certain Relationships and Related Transactions         53


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                    53

SIGNATURES

SUPPLEMENTAL INFORMATION

                                     Part I
                                     ------

ITEM 1.      BUSINESS
------       --------

Business Overview
-----------------

          Seiler Pollution Control Systems, Inc. (hereafter, "Seiler", the "Company", or the "Registrant") is engaged in the environmental service and equipment business. The Company was incorporated in 1983 in the State of Delaware, under the name of World Imports -- USA, Inc., an import-export company that operated until 1989. The Company was inactive during the fiscal years ended March 31, 1990 through 1993.

          Following a change in control in June 1993, World Imports -- USA, Inc. changed its name to Seiler Pollution Control Systems, Inc. and began active operations in the environmental field. The Company is currently publicly traded in the NASDAQ Small Capitalization Market under the stock symbol SEPC.

          In July 1993, the Company formed a wholly owned subsidiary, Seiler Pollution Control Systems International, Inc. ("Seiler International"), under the laws of the State of Delaware. This subsidiary holds the exclusive European rights to a High Temperature Vitrification System ("HTV System" or "System"). The HTV System was initially developed and patented in Switzerland by Seiler High Temperature Separating Systems Ltd. ("Seiler HT") a company controlled by Niklaus Seiler (a director of the Company) and his family. Seiler HT transferred exclusive worldwide rights to the System to Maxon Finance & Trade Ltd. ("Maxon"), a corporation organized under the laws of the Country of Panama with offices in Fribourg, Switzerland. In July 1993, Maxon transferred the European rights to Seiler International with the remaining worldwide rights acquired directly by the Company from Maxon under a separate license agreement. When the licensing agreements were executed, Maxon was a principal shareholder of the Company. As of June 1, 1997, Maxon owned 1.4% of the Company's outstanding stock.

          In November 1993, under the laws of the Country of Switzerland, the Company formed a wholly owned subsidiary, named Seiler SEPC AG. In February 1995, Seiler SEPC AG formed a subsidiary, under the laws of the Country of Germany named Seiler Trenn-Schmelzanlagen Betreibs GmbH (STSB GmbH) SEPC AG owns 90% of STSB GmbH and Dr. Gerold Weser, Seiler Vice President of European Operations and President of STSB GmbH, owns the remaining 10%. Subsequent to March 31, 1997, Dr. Weser has agreed to contribute capital to Seiler STSB in exchange for an additional 40% interest in the company, which will reduce Seiler AG's ownership interest in STSB to 50%. The transfer of the contributed capital and the execution of the agreement have not yet taken place.

          In March, 1997, Seiler acquired sixty percent (60%) of the issued stock of N.W. Technology Inc. (NWT), a newly formed New Jersey private company, in exchange for Seiler's expertise in vitrification technology. Seiler will utilize $4.7 million of NWT capital to design and build a prototype vitrification facility to eventually process low-level nuclear waste.

          Unless specifically identified by their individual names, Seiler Pollution Control Systems, Inc. and its three subsidiaries will hereafter be referred to as "Seiler", "Company", or the "Registrant".

Licensing Agreements
--------------------

          In July 1993, the Company entered into two separate licensing agreements with Maxon. The amended licensing agreements required the Company to pay Maxon a licensing fee of $2.5 million for the European rights to the HTV System and $2.5 million for the remaining worldwide rights. To date, $3,022,751 has been paid. The remaining sums due and owing are to be paid on a schedule as reflected in Note 5 of the Company's financial statements. These licensing agreements run for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

The Technology
--------------

          The HTV System is a high temperature vitrification process that effectively processes a broad range of mixed and hazardous wastes into inert glass ceramic materials. The heart of the HTV System is a patented high temperature converter melter that operates at temperatures around 2700 to 3300 degrees F (1500 to 1800 degrees C). The energy causes chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts.

          The dryer and preheater components permit processing wet materials (e.g., sludges, metal hydroxide filter cake, wastewater treatment residues) or dry waste feedstocks (e.g., incinerator ash, spent foundry sands, asbestos). Also, the system's flexibility allows processing organic, inorganic or mixed organic/inorganic waste feedstocks. The inorganic residues are the primary components needed for producing glass ceramic products and metal oxides, while the organic residues provide supplemental energy for the system.

          The HTV System process can be controlled to produce materials in different shapes and forms as well as various degrees of hardness. The resulting materials are made into nonhazardous marketable products and recycled back into the commercial marketplace, or the glass ceramic materials can be stored in a non-hazardous waste landfill.

The HTV System
--------------

          Seiler's commercial HTV System can process 2000 to 8000 tons (1800 to 7500 tonnes) of waste feedstocks per year at a rate of 600 to 2200 pounds (250 to 1000 kilograms) per hour. The commercial system is built to operate 24 hours a day, 7 days a week, shutting down only for scheduled maintenance or emergency repairs. The commercial HTV System includes extensive process controls, combustion air heat exchanger, flue gas quench system, refined glass ceramic exit system and sophisticated air pollution control components.

          The Company promotes installing a commercial HTV System on the site where the waste feedstocks are generated. By managing the waste onsite, transportation costs, safety and liability concerns associated with offsite management are eliminated. A commercial HTV System may, however, be built in a central location to serve as a regional recycling center for a number of hazardous and industrial waste generators and achieve economies of scale.

Market Strategy and Business Development
----------------------------------------

          Seiler's market strategy is to promote the Company's vitrification process as the preferred option for managing hazardous and industrial wastes because Seiler's HTV System offers environmental and economic advantages over traditional waste disposal or storage methods. The Company also plans to accelerate the product development and marketing side of the business.

Environmental Advantages:

          The HTV System recycles hazardous and industrial wastes into safe, nonhazardous glass ceramic products by binding the metal components in the waste feed to a glass ceramic matrix on a molecular level. The resultant inert materials pass standardized governmental leachate tests: the United States Toxic Characteristic Leaching Procedure in America and its equivalent eluent test in Europe. Dangers and liabilities associated with hazardous waste storage and disposal are removed, thereby providing a safer and more environmentally sound method of waste management.

Economic Advantages:

          Because hazardous wastes require "cradle to grave" monitoring, disposal or storage costs are high both at the time of disposal and over the long-term period of responsibility. Liability issues with their accompanying potentially expensive legal fees and possible fines also remain open ended. Additionally, companies/responsible parties are subject to financial accountability on contamination issues not only for the future, but retroactively as well.

Product Development and Marketing:

          As already pointed out, the glass ceramic materials produced by the HTV System are inert, nontoxic and reusable. Consistent characteristics such as substantive hardness, toughness, color and insulating properties make the recycled materials commercially marketable. The process produces reclaimable products that can also be sold, such as metal oxides and salts.

          Seiler's product research and development is conducted at The Ohio State University in Columbus, Ohio, through an ongoing arrangement with the university's Department of Materials Science and Engineering. Benchwork studies and laboratory research have identified three commercial glass product markets:
Architectural Applications (floor and wall tile, sinks, bathtubs, patio stone, mosaics, bricks, vanities and counter tops); Abrasive Applications (sandpaper, grinding media, shot blast media, grinding wheels, glass beads, buffing compounds and polishing compounds); and Refractory Applications (fireproof wallboard, roofing media, filtration media, high temperature specialty products and insulation).

          In 1996, the Company's product development efforts were intensified with excellent results. Laboratory research on Seiler HTV System glass ceramic materials resulted in creation of more variety in shapes, forms and textures. Expanded market development efforts located additional buyers for the established and the newly developed products. Seiler intends to continue market development and product expansion in the coming year.

Current Projects
----------------

Freiberg, Germany:

          Groundbreaking ceremonies took place May 21, 1997, for a commercial HTV System to be installed in Freiberg. Construction of the building to house the system and necessary site preparation will take three to four months and system installation will require an additional three to four months.

          The Freiberg facility will be operated by Seiler's German subsidiary, STSB. The plant will serve as a regional recycling center and process various industrial and governmental wastestreams. Initially, the facility will process industrial paint and hydroxide sludges, petrochemicals, industrial wastewater treatment sludges, spent solvents, oils, pesticides, electroplating sludges, contaminated chemicals, asbestos containing residuals and mixed organic/inorganic residuals.

United States Air Force:

          Seiler's work continued throughout the past year as a subcontractor on a Radian International, Inc. contract with the United States Air Force. Phase I of the project centered on laboratory testing to analyze, characterize and evaluate five waste streams from two Air Force bases and develop formulations for HTV System processing. Upon completion of Phase I, a report on the benchscale findings was written and the Air Force authorized the next phase.

          Phase II work called for further testing of the five Air Force waste streams at the Company's pilot HTV System plant in Leibstadt, Switzerland. Pilot tests were successfully completed on June 13, 1996 and in February 1997 a pilot test report was compiled and submitted to the Air Force.

          An additional component of Phase 2, which is currently underway, involves designing, locating and permitting a commercial HTV System at McClellan and/or Tinker Air Force bases. The project is currently in the permitting stage for the McClellan Air Force base location. When approved, the Company will build and operate the system.

Edison Materials Technology Center (EMTEC):

          EMTEC is an organization made up of Ohio businesses and other companies that join together in research and development projects to benefit Ohio industries. Seiler's EMTEC project under the Core Technology Program began in October 1995. The purpose of the project was to develop higher end-use glass ceramics from waste feedstocks using the HTV System process. Phase 1 of the project, completed in September 1996, successfully demonstrated that Seiler's HTV System process could produce several high-value products from hazardous waste feedstocks such as medium and high grade abrasives, roofing granules and architectural filler material.

          A Phase 2 contract was granted to Seiler for $300,000 by EMTEC to continue the product development that began in Phase I and identify Ohio sites to locate a Seiler pilot and commercial system. This contract began in October 1996 and will run until January 1999. To date, Seiler has identified possible sites for placement of a pilot Seiler system in Ohio. Site selection criteria were developed and an industrial park site in Coshocton, Ohio, was chosen. The Company is moving ahead with preliminary engineering design and cost estimates. Phase 2 also authorized additional laboratory testing and product development.

Coshocton, Ohio:

          Seiler received approval in May 1997 from Coshocton's Solid Waste District of its request to construct a pilot industrial high temperature vitrification recycling facility in the Coshocton Industrial Park. The Company will build and operate the pilot HTV System plant to provide important information to: determine the suitability of different wastes for Seiler vitrification; develop formulations for HTV System processing; ascertain the proper energy balance; and supply preliminary air testing.

          The planned Coshocton pilot facility will have a capacity to process up to 600 tons (544 tonnes) of wastes per year at a rate of 55 to 220 pounds (25 to 100 kilograms) per hour. Costs for the building and land are expected to be project- and/or equity-financed. Currently, an application has been submitted to Coshocton's Solid Waste District requesting $150,000 in grants, which would not have to be paid back. Construction of the building in Coshocton is expected to start late summer or early fall of 1997. Within a year, the Company expects to also house a commercial Seiler HTV System in this same building with a capacity to process approximately 2200 pounds (1000 kilograms) per hour.

Additional Projects
-------------------

Germany:

          Negotiations for commercial HTV Systems are currently underway with two recycling centers in Berlin/Brandenburg and Saxony. The availability of important incentive programs for job creation and environmental projects (similar to financial arrangements utilized in Seiler's Freiberg project) are expected to facilitate financing for these projects.

          Also, the largest German car manufacturer has contracted with Seiler to conduct tests on industrial and hazardous wastes produced by their operations. Upon successful completion of these tests, it is anticipated that orders will be placed for one or more commercial HTV System plants.

France:

          The French hazardous waste market is considered a prime market for Seiler as a result of recently introduced national legislation. Currently, Seiler is negotiating with two large operators of incinerators and toxic waste facilities in France for commercial HTV System facilities. A contract was recently signed with a major incinerator operator for Seiler to test flyash in September 1997.

Switzerland:

          Tests were completed in June 1997 at Seiler's Dottingen plant on waste from a Canton of Jura toxic waste site, from which the Company expects to receive a contract for construction of a commercial HTV System facility during the 1998 fiscal year. Additionally, Seiler is looking into using the HTV System to process auto shredder waste in Switzerland.

Employees
---------

          Currently, Seiler employs 7 full time, 7 part time personnel and 8 contract employees. Seiler SEPC AG in Switzerland has 2 full time employees, 2 part time staff members and 3 contract consultants. STSB GmbH in Germany employs 2 full time employees and 1 contract consultant. The Company's North American operations (including the corporate headquarters in Dublin, Ohio) employ 3 full time, 5 part time and 4 contract staff members. Additional technical, engineering, environmental and support staff are hired on a contract basis as needed.

ITEM 2.   PROPERTIES
-------   ----------

          Seiler's corporate headquarters are located at 555 Metro Place North, Dublin, Ohio, U.S.A. pursuant to a one-year lease. Seiler SEPC AG has offices at Seestrasse 17, CH-8702, Zollikon 2, Switzerland, also on a one-year lease. Seiler TSB GmbH is located at Amst. Niclas Schacht 13, D-09599, Freiberg, Germany, pursuant to a one-year lease.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------  ---------------------------------------------------

          This item is omitted since no matters were submitted to a vote of security-holders during the Company's fourth quarter.


                                    Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

     (a)  Marketing Information.  The Company's Common Stock is listed on the
          ---------------------
NASDAQ Small Cap Market and its securities are traded under the symbol SEPC.
The following table sets forth for the periods indicated the range of high and low bid prices on the dates indicated for the Company's Common Stock for each full quarterly period. The data covers the two most recent fiscal years and any subsequent interim period for which financial statements are included and/or required to be included.



Fiscal Year Ended March 31, 1996        Quarterly Common Stock Price
            By Quarter                            Ranges(1)
--------------------------------        ----------------------------
Quarter               Date              High                  Low

1st           June 30, 1995             $3.50              $1.1875
2nd           September 30, 1995         3.28125            1.3125
3rd           December 31, 1995          2.4375             1.40625
4th           March 31, 1996             5.6875             1.625


Fiscal Year Ended March 31, 1997        Quarterly Common Stock Price
            By Quarter                            Ranges(1)
--------------------------------        ----------------------------
Quarter               Date              High                  Low

1st           June 30, 1996             $6.02               $4.76
2nd           September 30, 1996         4.8958              3.3958
3rd           December 31, 1996          4.54                3.465
4th           March 31, 1997             3.854               2.8958

Fiscal Year Ended March 31, 1998        Quarterly Common Stock Price
            By Quarter                            Ranges(1)
--------------------------------        ----------------------------
Quarter               Date              High                  Low

1st  Through May 30, 1997               $2.9295            $2.749

___________________
(1) The over-the-counter market quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     (b) Holders.     As of June 1, 1997, the approximate number of stockholders
         --------
of the Company's Common Stock was 200.

     (c) Dividends.  The Company has not paid or declared any cash dividends
         ---------
upon its Common Stock since its inception and does not anticipate paying any cash dividends in the foreseeable future. The payment by the Company of cash dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA
-------   ------------------------

     The selected financial information set forth below is derived from the Company's audited consolidated financial statements included herein in Item 8 hereof. The information set forth below should be read in conjunction with such financial statements and notes thereto.


                                         For the fiscal years
                                            Ended March 31,
                                            ----------------

                               1997              1996          1995
                               ------------------------------------------
Statement of Operations
 Revenue                       $    -            $    -        $     -
 Net Loss                      (5,556,500)       (1,796,727)   (1,967,813)
 Net Loss Per Share                 (0.29)            (0.11)        (0.15)



                                         For the fiscal years
                                            Ended March 31
                                            ---------------

                                        1997            1996
                                     ----------------------------
Balance Sheet
 Total Assets                        19,564,154         15,045,62
 Total Liabilities                    6,413,791         3,639,769
 Working Capital                      2,752,430          (114,882)
 Accumulated Deficit                (12,906,183)       (7,349,683)
 Total Stockholder Equity            13,150,363        11,405,857


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ----------------------

     The Company's net loss for the year ended March 31, 1997, was $5,556,500 as compared to $1,796,727 for the year ended March 31, 1996. The increase in the net loss is the result of the establishment of a valuation adjustment of the High Temperature Vitrification Systems aggregating $1,542,200 to reduce the carrying value of the systems to their net realizable value. Furthermore, the loss increased due to increased professional and consulting fees and salaries, wages and related fringe benefits as well as increases in general and administrative expenses such as promotion and other expenses of developing the HTV System for commercial use.

     Seiler made payments aggregating to $2,340,314 toward completion of its High Temperature Vitrification Systems during the year ended March 31, 1997 and expended $196,106 for the acquisition of property and equipment. The Company funded these capital expenditures and operating losses through the issuance of additional securities aggregating $5,821,620 and the acquisition of N.W. Technology Inc. which provided additional paid in capital of $2,820,000 and resulted in a minority interest of $1,880,000.

     The Company expects to incur substantial expenditures to complete the HTV Systems, including operational start-up costs and to develop and market additional systems. Management's plans to generate additional resources include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV System, project financing agreements or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

Results of Operations -- March 31, 1996 v March 31, 1995
-------------------------------------------------------

     The Company's net loss for the year ended March 31, 1996, was $1,796,727 as compared to $1,967,813 for the year ended March 31, 1995. The decrease in the net loss is the result of decreases in professional and consulting fees and salaries, wages and related fringe benefits. Increases in research and development expenses mitigated the effects of the expense reductions.

     Seiler has made payments aggregating $3,226,377 for completion of its High Temperature Vitrification Systems during the year ended March 31, 1996. In addition, $261,048 was expended for the acquisition of property and equipment. The Company has funded these capital expenditures and operating losses through the issuance of additional equity securities and loans from stockholders aggregating $5,163,600 and $827,098, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                     ---------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                                  Dublin, Ohio


             Report on Audits of Consolidated Financial Statements

                  For the years ended March 31, 1997 and 1996

                                   CONTENTS


                                                                            PAGE
                                                                            ----


INDEPENDENT AUDITORS' REPORT                                                  11

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets, March 31, 1997 and 1996                        12

  Consolidated Statements for the years ended March 31, 1997 and 1996:

    Operations                                                                13

    Changes in Stockholders' Equity                                           14

    Cash Flows                                                                15

  Notes to Consolidated Financial Statements                             16 - 26


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Seiler Pollution Control Systems, Inc.
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Seiler Pollution Control Systems, Inc. and Subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Seiler SEPC AG, a wholly owned subsidiary, and Seiler AG's ninety percent owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH, which statements reflect total assets of $13,143,174 and operating expenses of $4,105,310. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Seiler SEPC AG and its Subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seiler Pollution Control Systems, Inc. and Subsidiaries at March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements for 1997 and 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ SCHNEIDER DOWNS & CO., INC.


Columbus, Ohio
June 19, 1997

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                           ASSETS


                                                                                 March 31
                                                                   -----------------------------------
                                                                         1997              1996
                                                                   ----------------   ----------------
CURRENT ASSETS
  Cash                                                               $  4,188,278       $   200,351

  Prepaid expenses and sundry receivables                                 207,066           109,152



                                                                   ----------------   ----------------

          Total Current Assets                                          4,395,344           309,503

HIGH TEMPERATURE VITRIFICATION SYSTEMS (Note 4)                        10,518,246         9,720,132



OTHER ASSETS
  Licensing agreements, less accumulated amortization of
    $1,178,048  and $860,712 in 1997 and 1996,
    respectively (Note 5)                                               3,581,952         3,899,288

  Advances to related party (Note 3)                                      516,832           624,902

  Vetrotherm option (Note 11)                                             167,920           167,920

  Deposits                                                                 27,776            36,103
                                                                   ----------------   ----------------

                                                                        4,294,480         4,728,213




PROPERTY AND EQUIPMENT -- AT COST (net of
  accumulated depreciation of $2,186 and $8,403 at                        356,084           287,778
  March 31, 1997 and 1996, respectively)




                                                                   ----------------   ----------------

                                                                     $ 19,564,154      $ 15,045,626
                                                                   ================    ===============




                            LIABILITIES
                                                                                 March 31
                                                                   -----------------------------------
                                                                         1997              1996
                                                                   --------------     ----------------
CURRENT LIABILITIES
  Accounts payable                                                      $1,005,577          $316,450

  Accrued expenses                                                         637,337           107,935
                                                                   --------------     ----------------




          Total Current Liabilities                                      1,642,914           424,385

LONG-TERM DEBT
  Licensing agreements payable  (Note 5)                                 1,977,250         1,977,250

  Loans payable - stockholders (Note 7)                                    913,627         1,238,134

  Minority Interest                                                      1,880,000           -
                                                                     --------------     ----------------

                                                                         4,770,877         3,215,384

                       STOCKHOLDERS' EQUITY




COMMON STOCK
  Common stock, $.0001 par value; authorized 25,000,000
    shares, issued and outstanding 21,142,108 and 18,525,569 shares
    at March 31,1997 and March 31, 1996, respectively.                       2,115             1,853

ADDITIONAL PAID IN CAPITAL                                              26,538,439        17,897,081

ACCUMULATED DEFICIT                                                    (12,906,183)       (7,349,683)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   (484,008)          856,606
                                                                     --------------     ----------------

                                                                        13,150,363        11,405,857
                                                                     --------------     ----------------

                                                                       $19,564,154       $15,045,626
                                                                     ==============      ===============



See notes to consolidated financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                  -------------------------------------------


                                                                      1997           1996
                                                                  -------------  -------------
OPERATING EXPENSES
  General and administrative                                       $1,752,218      $ 325,600
  Valuation adjustment of High Temperature
      Vitrification Systems                                         1,542,200          -
  Salaries, wages and related fringe benefits                         830,705         371,980
  Professional and other consulting fees (net of
    consulting revenue)                                               767,443         546,835
  Depreciation and amortization (Note 5)                              445,136         323,146
  Research and development (Note 4)                                   186,350         181,281
                                                                  -------------  -------------

LOSS FROM OPERATIONS                                                5,524,052       1,748,842

  Interest income                                                      (1,612)         (2,573)
  Interest expense (Note 5)                                            34,060          56,153
                                                                  -------------  -------------

LOSS BEFORE MINORITY INTEREST                                       5,556,500       1,802,422

  Minority interest                                                      -             (5,695)
                                                                  -------------  -------------

NET LOSS                                                           $5,556,500     $ 1,796,727
                                                                   ============   ============

LOSS PER COMMON SHARE                                              $        .29     $      .11
                                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                        19,495,492     16,927,652
                                                                   ============   ============


See notes to consolidated financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                  -------------------------------------------

                                                                                   Additional
                                                             Common Stock            Paid-in           Accumulated
                                                      -------------------------
                                                         Shares        Amount        Capital              Deficit
                                                      -------------   ---------   --------------      ----------------
BALANCE,  MARCH 31, 1995                               14,250,569      $ 1,425     $12,733,909          $(5,552,956)

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                        25,000           3          46,097               -

  Exercise of stock options under the 1994
    Non-Statutory Stock Option Plan                        25,000           3          31,872               -

  Issuance of common stock for cash                     4,225,000         422       5,085,203               -

  Foreign currency translation adjustment                  -             -             -                    -

  Net loss                                                 -             -             -                 (1,796,727)
                                                      -------------   ---------   --------------      ----------------

BALANCE, MARCH 31, 1996                                18,525,569       1,853      17,897,081            (7,349,683)

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                        57,000           6         194,619               -

  Exercise of stock options under the 1996
    Non-Statutory Stock Option Plan                       500,000          50         874,950               -

  Issuance of common stock for cash                     1,419,058         142       3,601,019               -

  Acquisition of majority owned subsidiary (See note 2     -             -          2,820,000               -

  Debentures converted into stock                         640,481          64       1,150,770               -

  Foreign currency translation adjustment                  -             -             -                    -

  Net loss                                                 -             -             -                 (5,556,500)
                                                      -------------   ---------   --------------      ----------------

BALANCE, MARCH 31, 1997                                21,142,108      $ 2,115     $26,538,439         $ (12,906,183)
                                                       ============    ========    =============       ===============



                                                         Foreign
                                                         Currency
                                                        Translation
                                                         Adjustment       Total
                                                       -------------  -------------
BALANCE,  MARCH 31, 1995                                 $ 1,136,375     $8,318,753

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                            -             46,100

  Exercise of stock options under the 1994
    Non-Statutory Stock Option Plan                            -             31,875

  Issuance of common stock for cash                            -          5,085,625

  Foreign currency translation adjustment                   (279,769)      (279,769)

  Net loss                                                     -         (1,796,727)
                                                       -------------  -------------

BALANCE, MARCH 31, 1996                                      856,606     11,405,857

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                            -           194,625

  Exercise of stock options under the 1996
    Non-Statutory Stock Option Plan                            -           875,000

  Issuance of common stock for cash                            -         3,601,161

  Acquisition of majority owned subsidiary (See note 2)        -          2,820,000

  Debentures converted into stock                              -          1,150,834

  Foreign currency translation adjustment                 (1,340,614)    (1,340,614)

  Net loss                                                     -         (5,556,500)
                                                       -------------  -------------

BALANCE, MARCH 31, 1997                                    $(484,008)  $ 13,150,363
                                                       =============  =============


See notes to consolidated financial statements

              SEILER POLLUTION CONTROL SYSTEMS, INC. SUBSIDIARIES
              ---------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                  -------------------------------------------

                                                                            1997            1996
                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               ($5,556,500)    ($1,796,727)
  Adjustments to reconcile net loss to net
    cash provided from operating activities:
     Valuation adjustment of HTV Systems                                   1,542,200          -
      Depreciation and amortization                                          445,136         323,146
      Foreign currency translation                                          (707,254)       (245,028)
      Minority interest                                                       -              (10,171)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                                (97,914)        (73,637)
      Deposits                                                                 8,327         (18,090)
      Accounts payable                                                       689,127         236,504
      Accrued expenses                                                       529,402          (9,439)
                                                                        --------------  --------------

          Net Cash Used In Operating Activities                           (3,147,476)     (1,593,442)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                     (196,106)       (261,048)
  Advances for High Temperature Vitrification Systems                     (2,340,314)     (3,226,377)
                                                                        --------------  --------------

          Net Cash Used In Investing Activities                           (2,536,420)     (3,487,425)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   5,821,620       5,163,600
  Acquisition of majority owned subsidiary                                 2,820,000          -
  Minority interest incurred with acquisition of majority owned subsidia   1,880,000          -
  Proceeds on loans payable -- stockholder                                    -              827,098
  Payments on loans payable -- stockholder                                  (324,507)       (139,057)
  Payments on (Advances to) related party                                    108,070        (624,902)
                                                                        --------------  --------------

          Net Cash Provided By Financing Activities                       10,305,183       5,226,739

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (633,360)        (34,741)
                                                                        --------------  --------------

          Net Increase In Cash                                             3,987,927         111,131

CASH -- BEGINNING OF YEAR                                                    200,351          89,220
                                                                        --------------  --------------

CASH -- END OF YEAR                                                       $4,188,278        $200,351
                                                                         =============   =============

See notes to consolidated financial statements.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 1 - NATURE OF BUSINESS AND LIQUIDITY

   Seiler Pollution Control Systems, Inc. (the Company) was incorporated under the laws of the State of Delaware in 1983 as World Imports -- USA, Inc. The Company's initial business plans were unsuccessful and the Company was inactive during the fiscal years ended March 31, 1990 through 1993. Following a change of control in 1993, World Imports changed its name to Seiler Pollution Control Systems, Inc. (SPCS). The Company presently is an environmental service and equipment company which acquired the rights to a technology called High Temperature Vitrification (HTV) which treats a potentially wide variety of waste products. The Vitrification process transforms hazardous waste into non-toxic substances which can either be stored in a non-hazardous waste landfill or be recycled.

  The Company's financial statements for the years ended March 31, 1997 and 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,556,500 for the year ended March 31, 1997, and as of March 31, 1997 had an accumulated deficit of $12,906,183. The Company expects to incur substantial expenditures to complete the first commercial HTV Systems (including operational start up costs) and to develop and market additional systems. The Company's financial position at March 31, 1997 plus limited revenue will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities, the sale of an existing system located in Dottingen, Switzerland, alliances or joint venture agreements with entities interested in the Company's HTV Systems, project financing, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

  Management expects to raise additional equity resources and/or borrow additional funds to support operations. Although management expects that these efforts will result in additional resources for the Company, no assurances can be given that the Company will be successful in raising additional capital. Furthermore, there can be no assurance assuming the Company successfully raises additional funds, that the Company's commercial HTV system will be economically viable and that the Company will achieve overall profitability and positive cash flows.

  The Company acquired sixty percent of the stock of N.W. Technology, Inc. in consideration of the Company providing expertise and vitrification technology. NWT was incorporated on March 6, 1997 with capitalization of $4.7 million which provided the Company with additional paid-in-capital of $2,820,000 and resulted in a minority interest of $1,880,000.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include Seiler Pollution Control Systems, Inc., and its wholly owned subsidiaries, Seiler Pollution Control Systems International, Inc., (SPCSI) (incorporated in Delaware), Seiler SEPC AG (Seiler AG) (incorporated in Switzerland), and Seiler AG's majority, (90%), owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH (Seiler TSB) (incorporated in Germany) and the Company's majority (60%) interest in N.W. Technology, Inc. (NWT). The statements reflect the financial position, results of operations and cash flows of SPCS and its wholly owned and majority owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over estimated useful lives. Repairs and maintenance which do not extend the lives of the applicable assets are charged to expense as incurred. Profit or loss resulting from the retirement or other disposition of assets is included in operations.

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


NOTE 3 - RELATED PARTY TRANSACTIONS

      The Company acquired two licensing agreements from Maxon Finance and Trade, Ltd., S.A. who owns 300,000 shares of the Company's outstanding shares of common stock, representing an approximate 1.4% and 1.6% ownership interest at March 31, 1997 and 1996, respectively. (See Note 5.)

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

      The Company has a note payable to PTI Management AG, a stockholder owning 2,750,000 and 3,480,000 shares of the Company's outstanding common stock at March 31, 1997 and 1996, respectively, representing an approximate 14.0% and 18.8% ownership interest at March 31, 1997 and 1996 respectively. (See Note 7.)

      The Company has advanced $516,832 to Seiler Hochtemperatur Trennanlagen AG (Seiler HT). A majority of the outstanding shares of Seiler HT is owned by a director of the Company. The advances have been presented as non-current in the accompanying balance sheet. Realization of the advances is dependent upon the successful completion of the Company's first commercial HTV system. (See Note 1.)

      Subsequent to March 31, 1997, the minority owner of TSB agreed to contribute capital to TSB in exchange for an additional 40% ownership interest in the Company which will reduce Seiler AG's ownership interest in TSB to 50%. The transfer of the contributed capital and the execution of the agreement have not yet taken place.


      The Company charged $96,000 to operations for legal services rendered by a stockholder in the year ended March 31, 1996.


NOTE 4 - HIGH TEMPERATURE VITRIFICATION SYSTEM

    The HTV system is a patented high temperature converter melter which supplies the energy necessary to provide final chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts.

    The financial statements for the year ended March 31, 1996 presented the HTV Systems as three contracts with Seiler HT (a related party); construction of a full scale commercial system, a second production line for the commercial system and the construction of a pilot system that will be used in the United States for purposes of testing and developing commercial systems. The systems have been under construction and have been undergoing air pollution control testing to evaluate product characteristics and commercial viability.

    Subsequent to March 31, 1996, the contracts were modified due to changes in business conditions resulting from negotiations with the German government to build a new system in Germany as a condition of obtaining the financing with the Dresdner Bank described in Note 11.

    Therefore, the Company's wholly owned subsidiary, Seiler AG, modified its contracts with Seiler HT to develop HTV Systems located in Switzerland and the United States. Amounts advanced to Seiler HT through March 31, 1997 amounted to $8,758,706. Seiler AG's majority owned subsidiary, Seiler TSB entered into a contract with Seiler HT during 1997 to construct a commercial HTV System in Freiberg, Germany. Amounts advanced by Seiler TSB through March 31, 1997 amounted to $3,148,340.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 4 - HIGH TEMPERATURE VITRIFICATION SYSTEM (Continued)

    In addition N.W. Technology advanced to Seiler HT through Seiler AG, $2,000,000 during March, 1997 for the purpose of developing technology that will process low level nuclear waste.

    Each of these contracts have been presented under the caption HTV System in the accompanying financial statements and has been classified as long term in the accompanying financial statements since it is management's intention, upon completion, testing and permitting, to own and operate these systems to process waste on a commercial basis in Switzerland, Germany and the United States. Amortization of the cost of these systems has not been provided for in the accompanying financial statements since the systems are still under construction and are not yet operating commercially and a valuation reserve of $1,388,800 has been provided at March 31, 1997 to reflect the HTV Systems at their net realizable value.

    Research and development costs associated with the development of these systems amounted to $186,350 and $181,281 in the years ended March 31, 1997 and 1996, respectively.


NOTE 5 - LICENSING AGREEMENTS

    The Company entered into two separate licensing agreements in 1993 with Maxon Finance and Trade Ltd., S.A., a stockholder of the Company, and a corporation organized under the laws of Panama. The agreements, as amended in March of 1994, are for an exclusive field-of-use license to use the proprietary information, including the patent rights, worldwide for the High Temperature Vitrification System. Licensing fees aggregating $5,000,000 are to be paid under the terms of the agreements. These fees have been discounted at 7%, resulting in a net capitalized cost of $4,760,000. These agreements are for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire. Amortization expense for each of the years ended March 31, 1997 and 1996 was $317,334.

    Maxon Finance and Trade Ltd., S.A. modified its note agreement terms with the Company in February 1996 by extending the payment terms to December 31, 2000. Subsequent to March 31, 1996, the Company modified the terms of the agreement again to begin payments in June 1998 extending through December 31, 2002. These modifications reduced the effective interest rate from 7%, per the original agreement, to approximately 1%.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------


NOTE 5 - LICENSING AGREEMENTS (Continued)

   The aggregate annual principal payments due in years subsequent to March 31, 1997 are payable as follows:

                Year Ended
                 March 31,
     1999        $  312,880
     2000           374,787
     2001           380,826
     2002           386,962
     2003           521,795

       Total     $1,977,250


NOTE 6 - ACCRUED LIABILITIES

   Accrued liabilities consist of the following at March 31, 1997 and 1996:


                   1997       1996

     Payroll      $347,754   $ 25,997
     Other         214,635      8,804
     Interest       66,579     64,297
     Taxes           8,369      8,837

       Total      $637,337   $107,935




NOTE 7 - LOAN PAYABLE - STOCKHOLDERS

   Werner Heim, President, Chairman of the Board of Directors and stockholder, has made unsecured, non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balances at March 31, 1997 and 1996 were $824,542 and $1,149,049, respectively.

   PTI Management AG, advanced $105,000 to the Company. The advances are unsecured, non-interest bearing and due on December 31, 1997. The balance due to PTI at March 31, 1997 and 1996 is $89,085.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 8 - INCOME TAXES

   For the years ended March 31, 1997 and 1996, there was no provision for current and deferred federal, state or foreign income taxes.

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Deferred income taxes recorded in the balance sheets at March 31, 1997 and 1996 include a deferred tax asset related to federal net operating loss carryforwards of approximately $6,080,000 and $4,593,000 which have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amount of the deferred tax asset, as the Company is not assured that it is more likely than not that these benefits will be realized. The loss carryforwards expire through March 31, 2012 if not fully utilized.

   A reconciliation between the statutory federal income tax rate and the effective income tax rates based on continuing operations for the years ended March 31, 1997 and 1996 is as follows:


                                                             Amount                Percent
                                                 ---------------------------  ----------------
                                                      1997           1996       1997     1996
                                                 -------------  -------------  ------  -------
Net Loss                                          $  5,556,500   $(1,796,727)  100.0%   100.0%
                                                 =============  =============  ======  =======
Statutory U.S. federal income tax benefit         $(1,889,200)   $  (611,000)  (34.0)%  (34.0)%

Operating losses with no current tax benefits          506,200       327,600     9.1     18.2

Effect of foreign operations                         1,383,000       283,400    24.9     15.8
                                                 -------------  -------------  ------  -------

Provision for Income Taxes                             -                -         -        -
                                                 =============  =============  ======  =======


NOTE 9 - PENSION PLAN

      The Company adopted a Simplified Employee Pension Plan (SEP) for the benefit of its eligible employees. The plan enables the employee to contribute up to a maximum of 10% of their base salary through a salary reduction and requires the Company to make a 5% contribution. For the years ended March 31, 1997 and 1996, the Company charged $9,970 and $6,000, respectively to operations for plan contributions.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------


NOTE 10 - STOCK OPTIONS

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

   The following table summarizes Common Stock options outstanding as of March 31, 1997:



                                Price Per    Shares      Shares       Shares
          Date Granted            Share      Granted    Exercised   Outstanding
----------------------------   -----------  ---------  -----------  ------------

    1993 Stock Option Plan:
    ----------------------
      June 14, 1993             $     2.00   $338,000   $  338,000        -
      June 30, 1993             $     1.70     40,000       40,000        -
      September 30, 1993        $     3.61     50,000       50,000        -
      November 1, 1996          $     0.75    500,000       -        $   500,000
                                            ---------  -----------  ------------

         Total outstanding                 $  428,000   $  428,000   $  500,000
                                            =========  ===========  ============
    1994 Stock Option Plan:
    ----------------------
      February 22, 1995         $    1.275   $175,000   $  175,000        -
      March 29, 1995            $    1.275    150,000       25,000   $  125,000
      February 1, 1996          $     2.10    100,000        -          100,000
                                            ---------  -----------  ------------
    Total outstanding                        $425,000   $  200,000     $225,000
                                            =========  ===========  ============

    1995 Stock Option Plan:
    ----------------------
      December 1, 1995          $     1.65 $  200,000       -        $  200,000
      February 1, 1996          $     2.10    800,000       -           800,000
                                            ---------  -----------  ------------

    Total outstanding                      $1,000,000       -        $1,000,000
                                            =========  ===========  ============

    1996 Stock Option Plan:
    -----------------------
      May 9, 1996               $     1.75 $  650,000   $  500,000   $  150,000
      January 2, 1997           $     3.14     40,000        -           40,000
                                             ---------  -----------  -----------

    Total outstanding                      $  690,000   $  500,000   $  190,000
                                            =========  ===========  ============

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 10 - STOCK OPTIONS (Continued)

   Option activity for 1997 is as follows:




                                                   Price Per
                                        Shares       Share
                                      ----------  ------------

     Outstanding at March 31, 1996..  2,022,000   $1.275-3.61

      Granted during 1997...........  1,190,000   $  .75-3.14
      Exercised during 1997.........   (725,000)  $1.275-3.61
      Expired during 1997...........   (572,000)  $ 1.70-3.61
                                      ----------

     Outstanding at March 31, 1997..  1,915,000
                                      ==========


NOTE 11 - COMMITMENTS

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

    The Company entered into a three phase contract with Radian Corporation on September 27, 1996 to provide laboratory and pilot testing services in the first two phases of the contract and design, locate, permit and build a commercial HTV System in the third phase. Radian's prime contract with the United States Air Force is for the evaluation for the construction of two High Temperature Vitrification Technology Systems.

    The Company entered into a contract with the Edison Materials Technology Center to produce and evaluate new glass and ceramic products generated from waste materials from Ohio industry. Phase I of the contract in the amount of $100,000 provides for laboratory studies. Phase II of the contract in the amount of $300,000 provides for continued evaluation, product optimization, pilot studies and site selection for a Seiler pilot system in Ohio.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------



NOTE 11 - COMMITMENTS (Continued)

   The Company entered into written employment agreements with Werner Heim (President), Alan B. Sarko (Vice President), Gerold Weser (Vice President) and Niklaus Seiler (Vice President). The agreements commenced January 1, 1996 and expire five years thereafter and provide for base salaries of $150,000 per year as well as certain additional bonuses based upon the Company reaching certain levels which have not yet been attained. Mr. Heim, Mr. Sarko, Mr. Weser, and Mr. Seiler have also been granted options to purchase up to 300,000; 300,000; 200,000 and 300,000 shares, respectively of the Company's common stock in accordance with the terms and conditions of the Company's Non-Statutory Stock Option Plans.

   The Company purchased an option to acquire 100% of the registered shares of Vetrotherm AG, Netstal. The option price of $167,920 was paid in 1994 and will be applied toward the final purchase price. The actual purchase of the registered shares and related price is contingent upon a final valuation of the shares and receipt of certain approvals by regulatory authorities.

      The Company entered into management consulting agreements with the three principals of the Studdert Companies, Messrs. Studdert, Murdock, and Dudley.
The agreements were to be for the period from April 1, 1995 through March 31, 1996 (unless terminated on 30 day written notice) and provided for aggregate annual compensation of $18,000 ($6,000 each) and further provided that Messrs. Studdert, Murdock and Dudley be granted 70,000, 52,500 and 52,500 options, respectively, to purchase Company common stock in accordance with the Company's 1994 Non-Statutory Stock Option Plan. The options were exercised in July, 1996 and the agreements were terminated in June 1995. The Company paid $1,500 through June 30, 1995 to each of the individuals resulting in consulting fee expense of $4,500 for the year ended March 31, 1996.

      The Company entered into a financial advisory services agreement with Sands Brothers and Company, Ltd. whereby the Company issued five year warrants, with certain registration rights, to purchase shares of the Company's common stock. The demand to register the warrants could not be requested prior to November 1, 1996. On November 1, 1996 the warrants were converted into 500,000 stock options under the 1993 Non-Statutory Stock Option Plan.

      The Company entered into a financial advisory service contract with Ladenburg, Thalmann & Co., Inc. in February 1994 which expired January 31, 1995. The Company was required to pay $5,000 towards out-of-pocket expenses and is required to issue warrants to purchase 400,000 shares of the Company's common stock at $6.50 per share which expire January 31, 1999.

      The Company leases various office space in the United States, Switzerland and Germany, all on a month-to-month basis. The total charges to operations for the years ended March 31, 1997 and 1996 were $30,730 and $35,446, respectively.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------

NOTE 12 - SEGMENT INFORMATION

    The following table summarizes segment information by geographic area:



                                          United
                                          States     Switzerland    Germany    Consolidated
                                         ----------  -----------   ----------  -------------

         Operating Loss for the year
           ended March 31, 1997          $1,487,602   $3,825,045   $  243,853   $ 5,556,500
                                         ==========  ===========   ==========  =============
         Identifiable Assets as of
           March 31, 1997                $6,420,981   $9,547,455   $3,595,718   $19,564,154
                                         ==========  ===========   ==========  =============




    General corporate expenses, miscellaneous income and expense have not been allocated in arriving at operating losses.

    Identifiable assets are those assets of the Company which can be identified with the operations of each geographic area.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                            MARCH 31, 1995 AND 1994
                            -----------------------

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------

                            MARCH 31, 1995 AND 1994
                            -----------------------



                                   CONTENTS
                                   --------



                                                            Page
                                                            ----


Independent Auditors' Report                                  29


Consolidated Balance Sheets                              30 - 31


Consolidated Statements of Operations                         32


Consolidated Statements of Stockholders' Equity
 (Deficiency)                                                 33


Consolidated Statements of Cash Flows                    34 - 35


Notes to Consolidated Financial Statements               36 - 45

[LOGO OF BEDERSON & COMPANY]

                                 INDEPENDENT AUDITORS' REPORT
                                 ----------------------------



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


                                     BEDERSON & COMPANY
                                     /s/ BEDERSON & COMPANY



June 28, 1995, except for Notes 1 and 3
 to which the date is July 8, 1996
West Orange, New Jersey

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            MARCH 31, 1995 AND 1994
                            -----------------------





                     ASSETS
                     ------

                                                     1995        1994
                                                 -----------  -----------

CURRENT ASSETS:
  Cash                                           $    89,220  $    40,047
  Advances to supplier -- related party            6,661,676    7,971,197
  Prepaid expenses and sundry receivables             35,514       31,797
                                                 -----------  -----------

  TOTAL CURRENT ASSETS                             6,786,410    8,043,041
                                                 -----------  -----------

PROPERTY AND EQUIPMENT, at cost:
  Office furniture and equipment                      35,133       11,188
  Less:  Accumulated depreciation                      2,590          330
                                                 -----------  -----------

  NET PROPERTY AND EQUIPMENT                          32,543       10,858
                                                 -----------  -----------

OTHER ASSETS:
  Licensing agreements, acquired from
    stockholder, less accumulated amortization
    of $543,379 (1995) and $226,046 (1994)         4,216,621    4,533,954
  Deposits                                            18,013            -
  Start up costs                                           -      156,023
                                                 -----------  -----------

  TOTAL OTHER ASSETS                               4,234,634    4,689,977
                                                 -----------  -----------

TOTAL ASSETS                                     $11,053,587  $12,743,876
                                                 ===========  ===========



                The accompanying notes are an integral part of
                          these financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            MARCH 31, 1995 AND 1994
                            -----------------------



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                          1995          1994
                                                      ------------  ------------

CURRENT LIABILITIES:
  Current portion of licensing agreement payable --
    stockholder                                       $      -      $ 1,082,614
  Loan payable -- stockholder                              89,085        29,085
  Cash overdraft                                           11,271             -
  Accounts payable                                         68,675        62,467
  Payroll taxes payable                                     1,134         4,396
  Customer deposits                                             -     5,079,000
  Accrued officers' salaries                                    -        33,038
  Accrued interest -- stockholder                          32,611        32,611
  Accrued expenses                                         83,629        46,483
                                                      -----------   -----------

  TOTAL CURRENT LIABILITIES                               286,405     6,369,694
                                                      -----------   -----------

LONG-TERM DEBT:
  Licensing agreement payable -- stockholder,
    net of current portion                              1,977,249       894,635
  Loan payable -- officer                                 461,008       149,359
                                                      -----------   -----------

  TOTAL LONG-TERM DEBT                                  2,438,257     1,043,994
                                                      -----------   -----------

MINORITY INTEREST                                          10,171             -
                                                      -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
    authorized 25,000,000 shares, issued
    and outstanding 14,250,569 shares
    at March 31, 1995 and 11,789,723 shares
    at March 31, 1994                                       1,425         1,179
  Additional paid-in capital                           12,733,909     8,778,331
  Accumulated deficit                                  (5,552,955)   (3,585,142)
  Foreign currency translation adjustment               1,136,375       135,820
                                                      -----------   -----------

  TOTAL STOCKHOLDERS' EQUITY                            8,318,754     5,330,188
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $11,053,587   $12,743,876
                                                      ===========   ===========



                The accompanying notes are an integral part of
                          these financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                   -----------------------------------------


                                              1995          1994         1993
                                          ------------  ------------   ---------

REVENUE                                   $      -      $      -       $     -
                                          -----------   -----------    --------

OPERATING EXPENSES:
  Officers' salaries                          416,056       125,493      21,250
  Salaries -- other                                 -        14,546           -
  Payroll taxes                                15,155         4,338           -
  Directors' compensation                       8,000         8,000           -
  Advertising, promotional and selling        206,701         6,560           -
  Consulting fees                             198,770       336,229           -
  Consulting fees -- related parties          108,083     1,671,707           -
  Employee welfare                             47,648         3,629           -
  Insurance                                    26,966           501           -
  Office expenses                              53,551        13,582           -
  Pension plan                                  8,415         1,875           -
  Professional fees                           133,073        65,494       3,000
  Professional fees -- related party          215,516       114,393       6,120
  Public relations                             22,968        74,095           -
  Rent                                         28,354         1,848           -
  Research and development cost                50,881        30,973           -
  Taxes                                        30,809           792           -
  Telephone                                     5,683           946           -
  Travel and entertainment                     36,558        54,951           -
  Depreciation                                  2,260           330           -
  Amortization                                317,333       226,046           -
  Miscellaneous                                46,731        25,736           -
                                          -----------   -----------    --------

  TOTAL OPERATING EXPENSES                  1,979,511     2,782,064      30,370
                                          -----------   -----------    --------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND PROVISION FOR INCOME TAXES           (1,979,511)   (2,782,064)    (30,370)
                                          -----------   -----------    --------

OTHER INCOME (EXPENSES):
  Interest income                                  73         6,399           -
  Interest expense -- related party                 -      (123,709)          -
  Foreign currency loss                             -          (333)          -
                                          -----------   -----------    --------
  TOTAL OTHER INCOME (EXPENSES)                    73      (117,643)          -
                                          -----------   -----------    --------
LOSS BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                    (1,979,438)   (2,899,707)    (30,370)
PROVISION FOR INCOME TAXES                          -             -           -
                                          -----------   -----------    --------
LOSS BEFORE MINORITY INTEREST              (1,979,438)   (2,899,707)    (30,370)
MINORITY INTEREST                              11,625             -           -
                                          -----------   -----------    --------
NET LOSS                                  $(1,967,813)  $(2,899,707)   $(30,370)
                                          ===========   ===========    ========

LOSS PER COMMON SHARE                           $(.15)        $(.36)      $(.04)
                                          ===========   ===========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       13,065,659     8,098,573     770,734
                                          ===========   ===========   =========

                The accompanying notes are an integral part of
                          these financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                          CONSOLIDATED STATEMENTS OF
                          --------------------------
                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                       ---------------------------------
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                   -----------------------------------------

                                                                                                       Foreign
                                                                            Additional                 Currency
                                                         Common Stock        Paid-in   Accumulated    Translation
                                                    ----------------------
                                                       Shares      Amount     Capital      Deficit     Adjustment     Total
                                                    ------------  --------  -----------  ------------  ----------  ------------

BALANCE, APRIL 1, 1992                                   700,023    $   70  $   393,190  $  (655,065)  $        -  $  (261,805)

YEAR ENDED MARCH 31, 1993:
  Issuance of restricted shares of common stock
    for accrued officer salary, rent and officer
    advances                                              35,000         4      220,615            -            -      220,619

  Issuance of restricted shares of common stock
    for accrued legal fees                                50,000         5       24,995            -            -       25,000

  Issuance of restricted shares of common stock
    for officer salary                                    35,000         3       21,247            -            -       21,250

  Net loss for the year                                        -         -            -      (30,370)           -      (30,370)
                                                      ----------    ------  -----------  -----------   ----------  -----------

BALANCE, MARCH 31, 1993                                  820,023        82      660,047     (685,435)           -      (25,306)

YEAR ENDED MARCH 31, 1994:
  Issuance of restricted shares of common stock
    for officers' and directors' salaries                 35,000         3       27,997            -            -       28,000

  Issuance of restricted shares of common stock
    for legal fees                                        40,000         4       24,302            -            -       24,306

  Issuance of common stock for cash                   10,169,700     1,017    6,616,058            -            -    6,617,075

  Issuance of common shares under stock option
    plan for consulting fees                             315,000        32      629,968            -            -      630,000

  Issuance of common stock for consulting fees           410,000        41      819,959            -            -      820,000

  Foreign currency translation adjustment                      -         -            -            -      135,820      135,820

  Net loss for the year                                        -         -            -   (2,899,707)           -   (2,899,707)
                                                      ----------    ------  -----------  -----------   ----------  -----------

BALANCE, MARCH 31, 1994                               11,789,723     1,179    8,778,331   (3,585,142)     135,820    5,330,188

YEAR ENDED MARCH 31, 1995:
  Issuance of common shares under stock
    option plan for cash                                  38,000         4       67,896            -            -       67,900

  Issuance of common stock for cash                    2,422,846       242    3,887,682            -            -    3,887,924

  Foreign currency translation adjustment                      -         -            -            -    1,000,555    1,000,555

  Net loss for the year                                        -         -            -   (1,967,813)           -   (1,967,813)
                                                      ----------    ------  -----------  -----------   ----------  -----------

BALANCE, MARCH 31, 1995                               14,250,569    $1,425  $12,733,909  $(5,552,955)  $1,136,375  $ 8,318,754
                                                      ==========    ======  ===========  ===========   ==========  ===========

  The accompanying notes are an integral part of these financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                   -----------------------------------------

                                                         1995          1994         1993
                                                     ------------  ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,967,813)  $(2,899,707)  $ (30,370)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                        319,593       226,376           -
    Operating expenses through issuance
      of restricted common stock --
      related parties                                          -        52,306     265,669
    Operating expenses through issuance
      of common stock -- related parties                       -     1,450,000           -
    Foreign currency translation                       1,011,016       146,568           -
    Minority interest                                     10,171             -           -
    (Increase) decrease in operating assets:
      Advances to supplier -- related party            1,309,521    (7,971,197)          -
      Prepaid expenses and sundry receivables             (3,717)      (31,797)          -
      Deposits                                           (18,013)            -           -
      Start up costs                                     156,023      (156,023)          -
    Increase (decrease) in operating liabilities:
      Cash overdraft                                      11,271             -           -
      Accounts payable                                     6,208        37,161     (15,880)
      Payroll taxes payable                               (3,262)        4,396           -
      Customer deposits                               (5,079,000)    5,079,000           -
      Accrued officers' salaries                         (33,038)       33,038     (24,425)
      Accrued interest -- stockholder                          -        32,611           -
      Accrued expenses                                    37,146        46,483    (194,994)
                                                     -----------   -----------   ---------

  NET CASH USED BY OPERATING ACTIVITIES               (4,243,894)   (3,950,785)          -
                                                     -----------   -----------   ---------

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (23,945)      (11,188)          -
                                                     -----------   -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term
    borrowings -- stockholder                                  -    (2,782,751)          -
  Proceeds from issuance of common stock               3,955,824     6,617,075           -
  Proceeds from stockholder loan                          60,000        45,000           -
  Principal payments of stockholder loan                       -       (15,915)          -
  Proceeds from officer loan                             311,649       149,359
  Decrease in related party loans                              -             -      (1,200)
  Issuance of restricted common stock
    for related party loan                                     -             -       1,200
                                                     -----------   -----------   ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES            4,327,473     4,012,768           -
                                                     -----------   -----------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (10,461)      (10,748)          -
                                                     -----------   -----------   ---------

NET INCREASE IN CASH                                      49,173        40,047           -

CASH, beginning of year                                   40,047             -           -
                                                     -----------   -----------   ---------

CASH, end of year                                    $    89,220   $    40,047   $      -
                                                     ===========   ===========   =========

   The accompanying notes are an integral part of these financial statements

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                   -----------------------------------------



                                  (Continued)


                                                        1995        1994       1993
                                                      ---------  ----------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest - stockholder                            $     -    $   91,098  $    -
                                                      ---------  ----------  ---------

    Income taxes                                      $     -    $     -     $    -
                                                      ---------  ----------  ---------




NON-CASH OPERATING ACTIVITIES:
  Issuance of restricted common stock
    for officers and directors salaries               $     -    $   28,000   $216,244
  Issuance of restricted common stock for rent              -          -        24,425
  Issuance of restricted common stock
    for legal fees - stockholder                            -        24,306     25,000
  Issuance of common stock exercised
    under stock option plan for
    consulting fees                                         -       630,000       -
  Issuance of common stock for consulting
    fees                                                    -       820,000       -
                                                      ---------  ----------  ---------

  TOTAL NON-CASH OPERATING ACTIVITIES                 $     -    $1,502,306   $265,669
                                                      ---------  ----------  ---------

NON-CASH FINANCING ACTIVITIES:
 Issuance of restricted common stock for
  related party loan                                  $     -    $     -      $  1,200
 Acquisition of licensing agreements for
  long-term notes payable - stockholder                     -     4,760,000       -
                                                      ---------  ----------  ---------


 TOTAL NON-CASH OPERATING ACTIVITIES                  $     -    $4,760,000  $   1,200
                                                      =========  ==========  =========

  The accompanying notes are an integral part of these financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         Organization and Business
         -------------------------

         The Company was incorporated under the laws of the State of Delaware on April 11, 1983 as World Imports -- USA, Inc. The Company's initial business plans were unsuccessful, and on July 1, 1993, it changed its name to Seiler Pollution Control Systems, Inc. The Company presently is a toxic waste disposal concern which acquired the rights to a technology called High Temperature Vitrification which treats a potentially wide variety of waste products. The Vitrification process transforms hazardous waste into non-toxic substances which can either be stored in a non-hazardous waste landfill or be recycled.

         Principles of Consolidation
         ---------------------------

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

         Basis of Accounting
         -------------------
         The Company maintains its records on the accrual basis of accounting. Income is recorded when earned and expenses are recorded when incurred.

         Property and Equipment
         ----------------------

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

         Licensing Agreements
         --------------------

         Licensing agreements are stated at fair value (cost less imputed interest) less accumulated amortization. Amortization is computed by the straight-line method over an estimated life of fifteen (15) years.

         Research and Development
         ------------------------

         Cost associated with research, new product development, and product cost improvements are treated as expense when incurred. Research and development cost charged to operations for the years ended March 31, 1995, 1994 and 1993 were $50,881, $30,973 and $-0-, respectively.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------   ------------------------------------------

         Loss Per Common Share
         ---------------------
         Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares of Common Stock outstanding during the year.

         Reclassifications
         -----------------
         Certain reclassifications have been made to prior year's financial statements to conform to the March 31, 1995 presentation.

         Expenses Related to Sales and Issuance of Securities
         ----------------------------------------------------
         All costs incurred in connection with the sale of the Company's Common Stock have been capitalized and charged to additional paid-in capital.

         Foreign Currency Translation
         ----------------------------

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

         Restatement
         -----------

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

NOTE 2 - ADVANCES TO SUPPLIERS
------   ---------------------

         The Company has advanced, to it's sole supplier, Seiler Hochtemperatur-Trennanlagen AG, a related party, the sum of $5,139,084 directly and on it's behalf, $1,522,592 to other unrelated suppliers towards the purchase of it's initial High Temperature Vitrification System. A principal stockholder of Seiler Hochtemperatur-Trennanlagen AG is a member of the Company's Board of Directors.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------


NOTE 3 - LICENSING AGREEMENTS
------   --------------------

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

NOTE 4 - TROUBLED DEBT RESTRUCTURING
------   ---------------------------

         Maxon Finance and Trade Ltd., SA modified it's note agreement terms with the Company in February 1995 (see Notes 3 and 5) by extending the payment terms to December 31, 2000. This modification reduced the effective interest rate from 7%, per the original agreement, to 1.6%.

NOTE 5 - LICENSING AGREEMENTS PAYABLE
------   ----------------------------

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
                                            ==========

       Annual maturities are as follows:

            Year Ended
             March 31,
            ----------

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
                                            ==========

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 7 - LOAN PAYABLE - OFFICER
------   ----------------------

         Werner Heim, President and Chairman of the Board of Directors, has advanced the Company monies which are unsecured, non-interest bearing loans payable upon future mutual agreement of the parties. The balances at March 31, 1995 and 1994 were $461,008 and $149,359, respectively.

NOTE 8 - INCOME TAXES
------   ------------

         The Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

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

         For the years ended March 31, 1995, 1994 and 1993 there was no provision for current and deferred federal, state or foreign income taxes.

         A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                             1995        1994       1993
                                          ----------  ----------  ---------

          Statutory federal income tax
            (benefit)                     $(468,684)  $(960,698)   $(3,100)

          Benefit not recognized on
            operating loss                        -           -      3,100

          Valuation allowance               468,684     960,698          -
                                          ---------   ---------   --------

          TOTAL TAX PROVISION             $    -      $    -      $    -
                                          =========   =========   ========


         The Company has unused Federal net operating loss carryforwards at March 31, 1995 of approximately $4,200,000, which expire through March 31, 2010, if not fully utilized.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 9  - MINORITY INTEREST
------    -----------------

          Minority interest represents a 10% interest in Seiler Trenn-Schmeizanlagen Betriebs GmbH, a subsidiary of Seiler SEPC AG.

NOTE 10 - COMMON STOCK
-------   ------------

          On July 8, 1993 the Company effectuated a 1 for 100 reverse stock split to its then outstanding 84,002,000 shares of Common Stock so that immediately subsequent thereto, the number of Company shares outstanding was 840,023 shares.

          The accompanying financial statements reflect the retroactive effect of the reverse stock split, where applicable.

NOTE 11 - CERTIFICATE OF INCORPORATION
-------   ----------------------------

          On October 31, 1994, the Company amended it's Certificate of Incorporation, reducing the total number of shares of Common Stock authorized from 250,000,000 to 25,000,000 shares.

NOTE 12 - ISSUANCE OF COMMON STOCK FOR CASH
-------   ---------------------------------

          The Company issued 2,460,846 shares of Common Stock for $4,485,327 less commissions of $529,503 during the fiscal year ended March 31, 1995, and 10,169,700 shares of Common Stock for $6,842,500 less commissions of $225,425 during the fiscal year ended March 31, 1994.

NOTE 13 - PENSION PLAN
-------   ------------

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

NOTE 14 - STOCK OPTIONS
-------   -------------

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

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 14 - STOCK OPTIONS (Continued)
-------   -------------

          The following table summarizes Common Stock options outstanding as at March 31, 1995:

                              Price Per   Shares      Shares     Shares
             Date Granted       Share     Granted   Exercised  Outstanding
          ------------------  ---------  ---------  ---------  -----------

        1993 Stock Option Plan:
        -----------------------
        June 14, 1993            $     2.00    345,000  326,000   19,000
        June 30, 1993            $     1.70     55,000   27,000   28,000
        September 30, 1993       $     3.61    600,000        -  600,000
                                             ---------  -------  -------

          TOTAL OUTSTANDING                  1,000,000  353,000  647,000
                                             =========  =======  =======

        1994 Stock Option Plan:
        -----------------------

        March 1, 1995            $    1.275    325,000        -  325,000
                                             =========  =======  =======


NOTE 15 - COMMITMENTS
-------   -----------

          The Company entered into a consulting agreement with Rolcan Finance, Ltd. for a term of one year expiring June 20, 1994. The agreement required payment for services rendered in the amount of 460,000 shares of the Company's Common Stock. For the years ended March 31, 1995 and 1994, -0- and 410,000 shares, respectively, were issued for services rendered.

          The Company entered into a consulting agreement with Berkshire International Finance, Inc. ("Berkshire") for a term of one year, expiring June 11, 1994. The Company was required to pay $630,000 plus $10,000 per month over the terms of the agreement. The Company issued to Berkshire International Finance, Inc. options to purchase 315,000 shares of the Company's Common Stock at $2.00 per share. The option price will be applied against fees due Berkshire upon the exercising of options. Berkshire exercised all of its options to purchase 315,000 shares. (See Note 14). The agreement required Berkshire to provide certain business consulting services, maintain an office at its facility in Jersey City, New Jersey, and provide the necessary office services until such time as new corporate offices are established and Berkshire's services are concluded. The terms of this agreement were amended effective January 1994 reducing the monthly fee from $10,000 to $5,000 per month.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------


NOTE 15 - COMMITMENTS (Continued)
-------   -----------

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

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------

NOTE 15 - COMMITMENTS (Continued)
-------   -----------

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

NOTE 16 - RELATED PARTY TRANSACTIONS
-------   --------------------------

          The Company's past President converted accrued rent, salaries, and cash advances due him for 70,000 shares of the Company's restricted common stock during the fiscal year ended March 31, 1993.


                              Dates
                  ------------------------------
                  May 6, 1992  December 17, 1992   Total
                  -----------  -----------------  --------

Accrued rent         $ 24,425      $   -           $ 24,425
Accrued salary        194,994       21,250          216,244
Advances                1,200          -              1,200
                     --------      --------        --------
                     $220,619     $ 21,250         $241,869
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

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 16 - RELATED PARTY TRANSACTIONS (Continued)
-------   --------------------------

          Certain former officers of the Company received restricted Common Stock in July 1993 for services rendered as follows:


                               Shares   Amount
                               ------  --------

            Michael Castoro    15,000   $12,000
            John Posteraro     10,000     8,000
            Kathleen Histon    10,000     8,000
                               ------   -------

            TOTAL              35,000   $28,000
                               ======   =======

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

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                         MARCH 31, 1995, 1994 AND 1993
                         -----------------------------



NOTE 17 - SUBSEQUENT EVENTS
-------   -----------------

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          ---------------------

     There were no disagreements between the Company and Schneider Downs & Co., Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The Directors and Executive Officers of the Company, as of March 31, 1997, were as follows:

Name and Address                          Position(s) Held                           Age
----------------------------------------  -----------------------------------------  ---

Werner Heim                               Chairman of the Board,                      64
Witikoenstrasse 311B                      President
CH-8053                                   President; SEPC AG
Zurich, Switzerland

Alan B. Sarko                             Vice President; North American Operations   49
Seiler Pollution Control Systems, Inc.    Chief Financial Officer
555 Metro Place North                     Secretary
Dublin, Ohio, USA 43017                   Treasurer
                                          Director

Dr. Gerold Weser*                         Vice President; European Operations         51
Seiler TSB GmbH                           President; Seiler TSB GmbH
Amst. Niclas Schacht 13
D-09599
Freiberg, Germany

Niklaus Seiler                            Vice President; System Research Development 59
Seiler HT AG                              President; Seiler HT AG
Steiacher                                 Director
CH-5312
Dottingen, Switzerland

___________________
*Subsequent to March 31, 1997, Dr. Weser was nominated to serve on the Board of Directors.

     Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have qualified.

Werner Heim has been Chairman of the Board since June 1993 and President since March 1995. Mr. Heim is a Swiss national and he currently serves as President of SEPC AG, a position he has held since it was founded in November 1993. Mr. Heim's experience in international business development spans more than 30 years. From 1963 to 1971, Mr. Heim was employed by Friden Computer, which merged into Singer Corporation, where he served as Vice President. In 1971, Mr. Heim founded Swimex, a Swiss company that provided building materials and consulting services. In 1978, Swimex was sold to management. That same year, Mr. Heim founded Petrotech Holding AG, a holding company for businesses engaged in oil recovery and microbial waste processing. At the same time, Mr. Heim was a principal in MBR Bioreactor and he continued his association with both companies until 1988. From 1988 to 1991, Mr. Heim was Chairman of Biopore; a United States based company involved in a joint venture that centered on microfiltration research and development. From 1991 to 1993, Mr. Heim was an Industrial/Business Development Consultant for the following companies:
Clearwater Ltd., a firm engaged in biological clean-up of oil spills; Seiler SHT, a firm engaged in high temperature waste vitrification; Set AG, a firm specializing in insulating, security and high temperature glass production; and ASI Artificial Sensing Instruments, a firm engaged in bioprocess control and related activities. In May 1995, Mr. Heim became Director of Swissray International, Inc., a public company trading under the symbol SRMI which engaged through its wholly owned subsidiary SR-Medical AG in the business of diagnostic x-ray medical equipment.

Mr. Heim received a Diploma in Economic Studies from School of Economics, St. Gallen, in 1956 and conducted post-graduate studies in 1957 at HEC in Paris. Subsequently, Mr. Heim was Assistant at Institute of Economics in Switzerland, then appointed to be a full-time member of the Planning Board of the University of Zurich. Mr. Heim currently devotes a substantial portion of his business time to the ongoing business affairs of Seiler and intends to continue active involvement on a daily basis for the foreseeable future.

Alan B. Sarko has served as Vice President of North American Operations since March 1995. That same year, he also became a Director of the Company. In May 1996, Mr. Sarko was appointed Secretary, Treasurer and Chief Financial Officer of Seiler. Mr. Sarko joined the Company in February 1994 as Director of Marketing. Before joining Seiler, Mr. Sarko worked for 10 years as Director of Marketing and Environmental Compliance for Inorganic Recycling Corporation.
From 1973 until 1984, Mr. Sarko was Chief Executive Officer and Administrator of Sarko Equipment, Inc., a Midwestern industrial demolition contractor.

Mr. Sarko received a Bachelor of Arts Degree from Michigan State University in 1969 and his Juris Doctorate from Detroit College of Law in 1972. He has also received Certificates of Completion for various post graduate courses in the field of hazardous waste management. Mr. Sarko devotes his full time and best efforts to the Company's business activities.

Niklaus Seiler has been a Director of the Company since 1984 and Vice President of System Research Development since 1996. Currently, Mr. Seiler also serves as President and Chief Executive Officer of Seiler Patent AG, a company involved in development and operation of vitrification systems for waste processing. In 1993, Mr. Seiler founded and became a Director of Seiler HT AG. Mr. Seiler has also been professionally associated with two other companies he founded: N & H Seiler Pumpenbau, 1974-1993, and Seiler Montageunternehmon, 1969-1974.

With more than 30 years of technical/scientific experience with mechanical and thermochemical systems, Mr. Seiler's accomplishments include personally developing sludge pumping systems, contact dryers and incineration equipment. Mr. Seiler holds Swiss Patent #680656, October 15, 1992, High Temperature Vitrification System, which provides the basis for the proprietary Seiler System. Mr. Seiler devotes such time as he deems reasonable and necessary to the Company's business affairs and research.

Dr. Gerold Weser has been Vice President of European Operations since January 1996, having joined the Company in January 1995. He became a Director of the Company in May 1997. Currently, Dr. Weser serves as President of STSB GmbH. From 1993 until he began his association with Seiler, Dr. Weser was Chief Executive Officer and Administrator of Dr. Weser & Partner. From 1990 to 1993, Dr. Weser served as Managing Director of Centralsug, Hamburg/Stockholm, Sweden.

Dr. Weser received Vordiploma (B.A.) in Chemistry and Physics from Technical University of Karlsruhe in 1969. Subsequently, Dr. Weser received a Diploma in Chemistry from the University of Oxford, England, and a Diploma in Physics from the University of Marburg, Germany. In 1978, he received his Dr. Rer. Natl. (Ph.D.) from the Institute for Physical Chemistry, University of Marburg. From 1978 to 1990, Dr. Weser worked for various companies engaged in environmental
processing, handling, recycling and management.   Dr. Weser devotes his full
time and best efforts to the Company's business activities.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

Board of Directors Fees
-----------------------

     Except as noted, for the fiscal year ended March 31, 1997, members of the Board of Directors did not receive any fees for attending meetings of the Board of Directors. The Company's policy is to reimburse Board members for their expenses incurred to attend Board meetings. Officers of the Company who are also Directors do not receive any fees.

Executive Compensation
----------------------

     The following table sets forth information concerning the Chief Executive Officer of the Company and the Company's executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                        Annual Compensation                                 Awards
                                        -------------------                         ----------------------
                                                                                    Securities
Name and                                                            Other Annual    Underlying   All Other
Principal Position              Year(1)              Salary        Compensation(6)  Options (#)  Compensation(7)
---------------------------  ------------     -------------------  ------------     ----------   ------------
Werner Heim, Chairman           1997                $150,000              -              -              -
 CEO, President (2)             1996                 150,000              -            300,000          -
                                1995                 121,002              -              -              -

Alan B. Sarko, Vice             1997                 150,000              -              -              7,500
 President, CFO,                1996                 105,000              -            200,000          5,250
 Secretary, Treasurer (3)

Gerold Weser, Vice              1997                 150,000              -              -              -
 President (4)

Niklaus Seiler, Vice            1997                 150,000              -              -              -
 President (5)

(1) For the fiscal year ended March 31 of the year listed below.
(2) Became an executive officer in August 1994.
(3) Became an executive officer in March 1995.
(4) Became an executive officer in January 1996.
(5) Became an executive officer in June 1996.
(6) Individual amounts are not material.
(7) Pension benefits.

Option Exercises & Values
-------------------------

     None of the persons identified in the Summary Compensation Table above were granted any stock options during the fiscal year ended March 31, 1997. Stock options which remained unexercised as of March 31, 1997, and the value of these unexercised in-the-money options as of the same date for each executive officer named in the Summary Compensation Table are given in the table below.

                                              Potential Realizable Value
                                              At Assumed Annual Rates
                                              Of Stock Price Appreciation
               Individual Grants                 For Option Term (2)
               -----------------              ---------------------------

                     # of          % of
                  Securities      Total
                  Underlying     Options    Exercise
                    Options    Granted in     Price
Name              Granted (1)  Fiscal Year  ($/Share)  Expiration Date  5%        10%
----------------  ----------   -----------  --------   ---------------  -------   -------
Werner Heim       300,000      20           $2.10      12/31/2002       363,011   682,727
Alan B. Sarko     300,000      20           $2.10      12/31/2002       306,726   570,338
Gerold Weser      200,000      20           $2.10      12/31/2002       242,007   455,151
Niklaus Seiler    200,000      20           $2.10      12/31/2002       242,007   455,151
Niklaus Seiler    100,000      10           $1.65      12/31/2001       82,599    147,439

(1) Non-qualified options were granted at 85% of fair market value on the date of grant.
(2) The potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term, is presented at the indicated annualized rates. The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected. The amounts are net of the cost by the executive to exercise such options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                    Number of Securities        Value of Unexercised
                                                   Underlying Unexercised       In-the-Money Options
                                                  Options at Fiscal Year End    at Fiscal Year End (2)
                                                  --------------------------   ----------------------
                    Shares Acquired     Value            Exercisable/               Exercisable/
Name                  on Exercise    Realized (1)        Unexercisable              Unexercisable
---------------     ---------------  ------------        -------------              -------------

Werner Heim                  -            -              300,000/0                  316,875/0
Alan B. Sarko                -            -              300,000/0                  398,875/0
Gerold Weser                 -            -              200,000/0                  211,250/0
Niklaus Seiler               -            -              300,000/0                  361,875/0
----------------------

(1) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options on the date of exercise.
(2) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options at March 31, 1997. The average of the high and low trading price on March 31, 1997 was $3.15625.

Retirement Plan
---------------

     On January 1, 1994, Seiler adopted a Simplified Employee Pension Plan (SEP) for the benefit of eligible employees. The SEP enables an employee to contribute up to a maximum of 10% of base salary through a salary reduction and requires the Company to make a contribution equal to 5% of the employee's base salary. Amounts contributed by the Company under the SEP to officers of the Company are contained in the Summary Compensation Table.

Employment Contracts, Terminations of Employment, and Changes in
----------------------------------------------------------------
Control Agreements
------------------

     As reported in the Company's quarterly report ended June 30, 1996, Seiler entered into employment agreements dated June 29, 1996, with Werner Heim, Alan
B. Sarko, Niklaus Seiler and Gerold Weser. The complete agreements were reproduced in the quarterly report cited and the description is hereby incorporated by reference.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Company has no compensation committee; rather the Company's Board of Directors performs the functions that would otherwise be performed by a compensation committee. Mr. Heim, chairman of the board and president of the Company, Mr. Sarko, vice president, chief financial officer, secretary and treasurer of the Company, and Mr. Niklaus Seiler, Vice President, serve on the Company's Board of Directors. Dr. Weser, Vice President, will serve on the compensation committee when his nomination to the Board of Directors is ratified. As members of the Board and in view of the fact that the Company does not have a compensation committee, Messrs. Heim, Sarko and Seiler currently participate and Dr. Weser, in the future, will participate in deliberations concerning executive officer compensation. Mr. Heim has loaned the Company, as of March 31, 1997, the sum of $824,542 on an interest-free basis with the understanding that such amounts will be repaid on a mutually agreed-upon future date.

Stock Option Plan
-----------------

     The Board of Directors has adopted non-statutory stock option plans (the 1993 Non-Statutory Stock Option Plan, the 1994 Non-Statutory Stock Option Plan, the 1995 Non-Statutory Stock Option Plan, and the 1996 Non-Statutory Stock Option Plan) and has reserved, 1,000,000, 500,000, 1,000,000, and 2,000,000 shares under the plans, respectively, for issuance to key employees, directors and consultants.

     Options are nontransferable and are exercisable during a term of not more than 10 years from the date of grant. The options are issued in such amounts and at such prices as determined by the Board of Directors, except that the option price of each grant shall not be less than 85% (eighty-five percent) of the fair market value of such shares on the date the options are granted. As of the record date, all options except 72,000 under the 1993 Plan have been granted. A total of 425,000 options have been granted under the 1994 Plan, including 100,000 to Mr. Sarko and 100,000 to Mr. Heim. All options under the 1995 Plan have been granted, including 300,000 options to Mr. Seiler and 200,000 options each to Messrs. Heim, Sarko and Weser. A total of 690,000 options have been granted under the 1996 Plan, none to directors or executive officers of the Company. See the Summary Compensation Table and the accompanying stock options tables presented above.

Related Party Transactions
--------------------------

See Item 13 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners.  The following persons
         -----------------------------------------------
are known to the Company to be the beneficial owners of more than 5% of the 21,142,108 shares of the Company's outstanding $.0001 par value Common Stock as of March 31, 1997. Each person has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of           Amount and Nature of   Percent
Beneficial Owner              Beneficial Ownership  of Class
-----------------------       --------------------  ---------

PTI Management AG (1)                2,750,000        14.0%
Witikoenstrasse 311B
CH-8053
Zurich, Switzerland

Cede & Co. (2)                       15,982,562       75.6%
P. O. Box 20
Bowling Green Station
New York, New York USA 10004

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

     (b) Security Ownership of Management.  The number and percentage of shares
         --------------------------------
of Common Stock owned of record and beneficially by each current officer and director of the Company and by all current officers and directors of the Company as a group, are as follows as of March 31, 1997. Each individual has beneficial ownership of the shares and sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of          Amount and Nature of      Percent
Beneficial Owner            Beneficial Ownership(1)  of Class (2)
--------------------------  -----------------------  ------------

Werner Heim (3)                      405,500            1.9%
Seestrasse 17
CH-8702
Zollikon 2, Switzerland

Alan B. Sarko                        300,000            1.42%
Seiler Pollution Control
  Systems, Inc.
555 Metro Place North
Dublin, Ohio USA  43017

Niklaus Seiler                       300,000            1.42%
Seiler Patent AG
Steicher
CH-5316
Leuggern, Switzerland

Dr. Gerold Weser                     200,000             .95%
Seiler TSB GmbH
Dorfstrasse 12
D-22941
Jersbek, Germany

All Officers and Directors
 As a Group (4 Persons)              1,205,500          5.7%

_______________________

(1) Except for 105,500 shares owned by Mr. Heim, the shares represented below are in the form of options to purchase shares of Seiler Common Stock. The options are presently exercisable but are not transferable. The options were granted pursuant to the Company's 1993 Non-Statutory Stock Option Plan, 1994 Non-Statutory Stock Option Plan or 1995 Non-Statutory Stock Option Plan.

(2) The percentage shown has been determined by dividing the number of option shares held by the named person divided by the sum of the 21,142,108 outstanding shares and the option shares held by the above referenced persons.

(3) Mr. Heim is a control person of PTI Management AG but he disclaims beneficial ownership of any such shares.

     The Company does not know of any arrangements or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     PTI Management AG, a principal stockholder of the Company and a firm in which Mr. Heim, the Company's Chairman of the Board of Directors and President, is a control person has, from time to time, loaned the Company sums of money on an interest-free basis. The principal sum due and outstanding, as of March 31, 1997, was $89,085. These monies are due and payable on December 31, 1997.

     Additionally, Mr. Heim has individually loaned funds to the Company. As of March 31, 1997, the sum of $824,542 was outstanding on an interest-free basis with the understanding that the loan is to be repaid to Mr. Heim on a future mutually agreed-upon date.

     The Company has paid during the year ended March 31, 1997, to its sole supplier, Seiler HT AG, a total of $2,340,314 toward the purchase of its initial High Temperature Vitrification System. Seiler HT AG on behalf of the Company constructs system plants, tests the system and performs research and development services on an ongoing basis. Mr. Niklaus Seiler, Vice President and a director of the Company, is the founder and a director of Seiler HT AG.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

          (a) Reference is herewith made to the reports on audits of consolidated financial statements.

          (b)  During the last quarter of the Company's fiscal year ended
               March 31, 1996, the Company did not file any reports on Form 8-K.

          (c)  Exhibits.

          No.       Description
          ---       -----------

          27.       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.

Dated:  June 30, 1997                    By  /s/ Alan B. Sarko


                                         ______________________________________
                                         Alan B. Sarko, Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/s/ Werner Heim              Chairman of the             Dated: June 30, 1997
                             Board of Directors
__________________________   and President
Werner Heim


/s/ Alan B. Sarko            Vice President,             Dated:  June 30, 1997
                             Treasurer, Secretary,
__________________________   Chief Financial
Alan B. Sarko                Officer, Director


/s/ Dr. Gerold Weser         Vice President              Dated:  June 30, 1997
__________________________
Dr. Gerold Weser


/s/ Niklaus Seiler           Vice President              Dated:  June 30, 1997
                             Director
__________________________
Niklaus Seiler


Supplemental Information

     Supplemental Information to be Furnished With reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.