Form 10-Q
period 1997-06-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1997-08-14
CIK 718827

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               __________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                       Commision file number   0-22630
                                              -----------

Seiler Pollution Control Systems, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                22-2448906
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

555 Metro Place North, Suite 100, Dublin, Ohio             43017
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code          614/791-3272
                                                   ----------------------------

-------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changes Since Last
                                    Report.

     Indicate by [X] whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  [X]    No
                                                               ------     ------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           Yes _____   No _____

                                 NOT APPLICABLE

     As of June 30, 1997, the Registrant had outstanding 21,142,188 shares of its Common Stock, par value $.0001 per share.


                           FORWARD LOOKING STATEMENTS

     Certain statements included in this Quarterly Report are not based on historical facts, but are forward looking statements. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to the completion of an economically viable HTV system and the development and marketing of additional systems. The Company must also generate additional resources to enable it to continue the completion of the HTV system. Such additional resources may be generated through the sale of additional equity securities, the sale of an existing system, alliances, joint ventures or other business transactions which would generate sufficient resources. Other factors such as changes in business conditions and changes in regulations and laws may also impact the outcome of forward-looking statements.

                     Seiler Pollution Control Systems, Inc.
                     --------------------------------------
                                   Form 10-Q


                               TABLE OF CONTENTS
                               -----------------

Item No.                                                                        Page
--------                                                                        ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .     7

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . .     9

Item 4.  Submission of Matters to a Vote of Security-Holders . . . . . . . . .     9

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .      9

Signatures . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .  Signature
                                                                                    Page

Financial Data Schedule . . . . . . . . . . . . . . . . .. . . . . . . . . .        Last
                                                                                    Page


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.




                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      ASSETS

                                                               30-Jun-97
                                                              (Unaudited)                 31-Mar-97
                                                              -----------                 -----------
CURRENT ASSETS
  Cash                                                         $2,170,877                  $4,188,278

  Prepaid expenses and sundry receivables                         331,956                     207,066
                                                              -----------                 -----------
          Total Current Assets                                  2,502,833                   4,395,344

HIGH TEMPERATURE VITRIFICATION SYSTEMS                         12,482,025                  10,518,246

OTHER ASSETS
  Licensing agreements, less accumulated amortization of

  $1,257,382 and $1,178,048 at June 30, 1997 and
    March 31, 1997, respectively                                3,502,618                   3,581,952

  Advances to related party                                       511,547                     516,832

  Vetrotherm option                                               167,920                     167,920

  Deposits                                                         93,772                      27,776
                                                              -----------                 -----------
                                                                4,275,857                   4,294,480

PROPERTY AND EQUIPMENT - AT COST (net of
  accumulated depreciation of $ 2,186 at
  June 30, 1997 and March 31, 1997, respectively)                 366,788                     356,084
                                                              -----------                 -----------
                                                              $19,627,503                 $19,564,154
                                                              ===========                 ===========

                         LIABILITIES

                                                              30-Jun-97
                                                             (Unaudited)                   31-Mar-97
                                                              -----------                 -----------
CURRENT LIABILITIES
  Notes Payable - Bank                                           $788,940                     --

  Accounts payable                                                170,322                  $1,005,577

  Accrued expenses                                                542,932                     637,337
                                                              -----------                 -----------
          Total Current Liabilities                             1,502,194                   1,642,914

LICENSING AGREEMENTS PAYABLE                                    1,977,250                   1,977,250

MINORITY INTEREST                                               1,880,000                   1,880,000

DEFERRED INCOME - GOVERNMENT SUBSIDY                            1,269,148                      --

LOANS PAYABLE - STOCKHOLDERS                                      742,717                     913,627
                                                              -----------                 -----------
                                                                5,869,115                   4,770,877

                    STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized 25,000,000
    shares, issued and outstanding 21,142,188
    shares at June 30, 1997 and March 31, 1997, respectively        2,115                       2,115


ADDITIONAL PAID IN CAPITAL                                     26,538,439                  26,538,439

ACCUMULATED DEFICIT                                           (13,609,902)                (12,906,183)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (674,458)                   (484,008)
                                                              -----------                 -----------
                                                               12,256,194                  13,150,363
                                                              -----------                 -----------
                                                              $19,627,503                 $19,564,154
                                                              ===========                 ===========

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)


                                                               1997         1996
                                                            ----------   ----------
REVENUE                                                      $ 116,443   $   57,873

OPERATING EXPENSES
  Professional and other consulting  fees                      361,355      163,907
  Salaries, wages and related fringe benefits                  225,044      126,680
  General and administrative                                   139,219      130,857
  Depreciation and amortization                                 79,334       79,586
  Research and development                                       -           80,077
                                                            ----------   ----------
                                                               804,952      581,107
                                                            ----------   ----------

LOSS FROM OPERATIONS                                          (688,509)    (523,234)

  Interest expense                                              15,210           14
                                                            ----------   ----------
NET LOSS                                                    $ (703,719)  $ (523,248)
                                                            ==========   ==========

LOSS PER COMMON SHARE                                       $    (0.03)  $    (0.03)
                                                            ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 21,142,188   18,717,236
                                                            ==========   ==========

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


                                                         Common Stock           Additional
                                                 ---------------------------      Paid-in
                                                    Shares          Amount        Capital
                                                 ------------    -----------   ------------
BALANCE,  MARCH 31, 1996                           18,525,569    $     1,853   $ 17,897,081

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                    50,000              5        180,620

  Issuance of common stock for cash                   150,000             15        484,673

  Foreign currency translation adjustment                  --             --             --

  Net loss                                                 --             --             --
                                                   ----------    -----------   ------------

BALANCE, JUNE 30, 1996   (Unaudited)               18,725,569    $     1,873   $ 18,562,374
                                                   ==========    ===========   ============



BALANCE,  MARCH 31, 1997                           21,142,188    $     2,115   $ 26,538,439

  Foreign currency translation adjustment                  --             --             --

  Net loss                                                 --             --             --
                                                   ----------    -----------   ------------

BALANCE, JUNE 30, 1997  (Unaudited)                21,142,188    $     2,115   $ 26,538,439
                                                   ==========    ===========   ============



                                                                      Foreign
                                                                     Currency
                                                   Accumulated      Translation
                                                     Deficit        Adjustment        Total
                                                 ---------------  --------------  -------------
BALANCE,  MARCH 31, 1996                         $    (7,349,683) $      856,606  $  11,405,857

  Exercise of stock options under the 1993
    Non-Statutory Stock Option Plan                           --              --        180,625

  Issuance of common stock for cash                           --              --        484,688

  Foreign currency translation adjustment                     --        (475,582)      (475,582)

  Net loss                                              (523,248)             --       (523,248)
                                                 ---------------  --------------  -------------

BALANCE, JUNE 30, 1996   (Unaudited)             $    (7,872,931) $      381,024  $  11,072,363
                                                 ===============  ==============  =============



BALANCE,  MARCH 31, 1997                         $  (12,906,183)  $     (484,008) $  13,150,363

  Foreign currency translation adjustment                    --         (190,450)      (190,450)

  Net loss                                             (703,719)              --       (703,719)
                                                 ---------------  --------------  -------------

BALANCE, JUNE 30, 1997  (Unaudited)              $  (13,609,902)  $     (674,458) $  12,256,194
                                                 ===============  ==============  =============


            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                             1997          1996
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (703,719)   $  (523,248)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Foreign currency translation                          436,304       (459,359)
      Depreciation and amortization                          79,334         79,586
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables              (124,890)       (37,702)
      Deposits                                              (65,996)         2,113
      Accounts payable                                     (835,255)        88,796
      Accrued expenses                                      (94,405)        43,383
                                                        -----------    -----------

          Net Cash Used In Operating Activities          (1,308,627)      (806,431)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                     (10,704)        (1,255)
  Advances for High Temperature Vitrification Systems    (1,963,779)      (197,936)
                                                        -----------    -----------

          Net Cash Used In Investing Activities          (1,974,483)      (199,191)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Government subsidies                      1,269,148          --
  Proceeds on loans payable - Bank                          788,940          --
  Advances to related party                                   5,285         30,888
  (Payments) proceeds on loans payable - stockholder       (170,910)       224,999
  Proceeds from issuance of common stock                     --            665,313
                                                        -----------    -----------

          Net Cash Provided by Financing Activities       1,892,463        921,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (626,754)       (16,223)
                                                        -----------    -----------
          Net Decrease In Cash                           (2,017,401)      (100,645)

CASH - BEGINNING OF PERIOD                                4,188,278        200,351
                                                        -----------    -----------

CASH - END OF PERIOD                                    $ 2,170,877    $    99,706
                                                        ===========    ===========

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                             JUNE 30, 1997 AND 1996
                             ----------------------


NOTE  1 -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Results of Operations  June 30, 1997 vs. June 30, 1996
------------------------------------------------------

          The Company's net loss for the three months ended June 30, 1997 was $703,719 as compared to $523,248 for the three months ended June 30, 1996. The change in the net loss is the result of additional consulting expenses, salaries, wages and related fringe benefits net of additional consulting revenue and lower research and development expenses related to the development of High Temperature Vitrification (HTV) systems.

          The Company made payments aggregating $1,963,779 toward completion of its HTV Systems during the three months ended June 30, 1997. The Company funded these capital expenditures and operating losses by drawing on the line of credit provided by the Dresdner Bank and the subsidies provided by the German government as well as from existing cash reserves.

          The Company expects to incur substantial expenditures to complete the HTV systems, including operational start-up costs, and to develop and market additional systems. Management's plans to generate additional financial resources include consideration of the sale of additional equity securities, alliances or joint venture agreements with entities interested in the Company's HTV systems, project financing agreements or other business transactions which would generate sufficient funding to assure continuation of the Company's operations.

          Since the groundbreaking in May, 1997 for the Company's commercial HTV System in Freiberg, Germany, construction continues on schedule for the $12.7 million US (18.6 DM) project. Site preparation is finished and erection of the building is continuing. Installation of the HTV System is expected to begin in late 1997 with operations anticipated to commence early in 1998.

          In March, 1997, the Company acquired 60% of N.W. Technology, Inc. that will utilize Seiler's technology to design and produce a pilot plant to process low-level nuclear waste (LLNW). Construction of the pilot equipment in Leibstadt, Germany has advanced and testing begun on the modular units that make up the system. Scientific research is being conducted on the melting process at low temperatures. A prototype LLNW pilot system is anticipated to be ready for tests with non-radioactive materials in late 1997.

          The Company announced in July 1997 the formation of a partnership joining Seiler SEPC AG (a wholly owned subsidiary of Seiler Pollution Control Systems, Inc.) with Swiss Steel AG, Hydrotest Ingenieurunternehmung AG and Result Technology AG. The partnership will operate under the name PyRec and wants to build and operate an auto waste recycling facility in Emmenbrucke, Switzerland, to provide a safe, environmentally sound method to address the growing disposal problem created by automobile wastes. Seiler SEPC AG would use its vitrification technology to convert toxic auto shredder waste into reusable nonhazardous materials. The success of this project is largely dependent on support from the Swiss Car Importers Association Foundation (IGEA) which is evaluating other competing technologies as well.

          In July 1997, the Company also received a $150,000 grant from the Four County Solid Waste District, including Coshocton, Ohio to build a pilot HTV System and research laboratory in the city of Coshocton. Construction of the pilot plant, the first Seiler facility to be built in the United States, is expected to begin in September 1997. Later plans include building a full-sized commercial HTV System on the same site.

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

Item 5.    Other Information.

          Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  The following exhibit is filed herewith:

               27.  Financial Data Schedule.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter which ended June 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 14, 1997      Seiler Pollution Control Systems, Inc.
     ---------------      --------------------------------------
                                      (Registrant)


                          By:  /s/ Alan B. Sarko
                               -----------------
                               Vice President and Chief Financial Officer