Form 10-Q
period 1997-09-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1997-11-17
CIK 718827

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               __________________


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        to
                               -----------------------  ----------------------

Commision file number   0-22630
                       ---------

                     Seiler Pollution Control Systems, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                22-2448906
--------                                                ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

555 Metro Place North, Suite 100, Dublin, Ohio                       43017
----------------------------------------------                     ---------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's Telephone Number, Including Area Code    614/791-3272
                                                    ---------------


-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changes Since Last Report.

     Indicate by X whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           Yes _____   No _____

     As of September 30, 1997, the Registrant had outstanding 21,142,188 shares of its Common Stock, par value $.0001 per share.


                           FORWARD LOOKING STATEMENTS

     Certain statements included in this Quarterly Report are not based on historical facts, but are forward looking statements. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to the completion of an economically viable HTV system and the development and marketing of additional systems. The Company must also generate additional resources to enable it to continue the completion of an HTV system. Such additional resources may be generated through the sale of additional equity securities, the sale of an existing system, alliances, joint ventures or other business transactions which would generated sufficient resources. Other factors such as changes in business conditions and changes in regulations and laws may also impact the outcome of forward looking statements.

                     Seiler Pollution Control Systems, Inc.
                                   Form 10-Q


                               TABLE OF CONTENTS
                               -----------------


Item No.                                                      Page
--------                                                      ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................. 1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................... 7

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................  9

Item 2.  Changes in Securities................................  9

Item 3.  Defaults upon Senior Securities......................  9

Item 4.  Submission of Matters to a Vote of Security-Holders..  9

Item 5.  Other Information....................................  9

Item 6.  Exhibits and Reports on Form 8-K.....................  9

Signatures..............................................Signature
                                                             Page

Financial Data Schedule.................................Last Page


                         PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

              [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

   SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
   -------------------------------------------------------
                 CONSOLIDATED BALANCE SHEETS
                 ---------------------------
                           ASSETS

                                                             September 30, 1997
                                                                (Unaudited)           March 31, 1997
                                                             ---------------          -------------
CURRENT ASSETS

  Cash                                                            $893,295              $4,188,278


  Prepaid expenses and sundry receivables                          630,366                 207,066
                                                             ---------------          -------------

          Total Current Assets                                   1,523,661               4,395,344
                                                             ---------------          -------------

HIGH TEMPERATURE VITRIFICATION SYSTEMS
  Advances to supplier                                          11,917,971               9,518,246
  Construction in progress                                       2,373,030               1,000,000
                                                             ---------------          -------------

                                                                14,291,001              10,518,246

OTHER ASSETS

  Licensing agreements, less accumulated amortization of
    $1,336,716 and $1,178,048 at September 30, 1997 and
    March 31, 1997, respectively                                 3,423,284               3,581,952

  Advances to related party                                        512,589                 516,832

  Vetrotherm option                                                167,920                 167,920

  Deposits                                                         121,315                  27,776
                                                             ---------------          -------------

                                                                 4,225,108               4,294,480
                                                             ---------------          -------------

PROPERTY AND EQUIPMENT - AT COST (net of
  accumulated depreciation of $2,186 at
  September 30, 1997 and March 31, 1997, respectively)             362,587                 356,084



                                                             ---------------          -------------

                                                               $20,402,357             $19,564,154
                                                             ===============          =============

See notes to financial statements.




                       LIABILITIES


                                                        September 30, 1997
                                                            (Unaudited)         March 31, 1997
                                                          -------------         --------------
CURRENT LIABILITIES
  Notes payable - bank                                     $2,172,133           $        -
  Accounts payable                                            579,123              1,005,577
  Accrued expenses                                            826,719                637,337
                                                          -------------         -------------


          Total Current Liabilities                         3,577,975              1,642,914


LONG-TERM DEBT
  Licensing agreements payable                              1,977,250              1,977,250

  Loans payable - stockholders                                784,973                913,627


DEFERRED INCOME - GOVERNMENT SUBSIDY                        1,813,585                    -

MINORITY INTEREST                                           1,880,000              1,880,000
                                                          -------------         -------------

                                                           10,033,783              6,413,791
                                                          -------------         -------------

                   STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized 25,000,000
    shares, issued and outstanding 21,142,188 shares at
    September 30, 1997 and March 31, 1997, respectively         2,115                  2,115


ADDITIONAL PAID IN CAPITAL                                 26,538,439             26,538,439


ACCUMULATED DEFICIT                                       (15,514,699)           (12,906,183)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      (657,281)              (484,008)
                                                          -------------         -------------

                                                           10,368,574             13,150,363
                                                          -------------         -------------

                                                          $20,402,357            $19,564,154
                                                          =============          ============


            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                          Six Months Ended                       Three Months Ended
                                                           September 30,                           September 30,
                                                    -------------------------------      ---------------------------------
                                                        1997             1996                 1997                1996
                                                    ------------    --------------      ---------------      ------------

REVENUE                                                $104,488          $87,300        $          --            $29,427
                                                    ------------    --------------      ---------------      ------------

OPERATING EXPENSES
  Research and development                              875,000          199,525               875,000           119,448
  Professional and other consulting  fees               691,929          287,570               342,529           123,663
  General and administrative                            473,068          741,365               333,849           610,508
  Salaries, wages and related fringe benefits           468,517          255,765               243,473           129,085
  Depreciation and amortization                         158,668          159,352                79,334            79,766
                                                    ------------    --------------      ---------------      ------------
                                                      2,667,182        1,643,577             1,874,185         1,062,470
                                                    ------------    --------------      ---------------      ------------

     Loss From Operations                            (2,562,694)      (1,556,277)           (1,874,185)       (1,033,043)
                                                    ------------    --------------      ---------------      ------------

OTHER (EXPENSE) INCOME
  Miscellaneous (expense) income                        (16,851)          12,795               (16,851)           12,795
  Interest income                                         8,244             --                   8,244               --
  Interest expense                                      (37,215)          (1,385)              (22,005)           (1,371)
                                                    ------------    --------------      ---------------      ------------
                                                        (45,822)          11,410               (30,612)           11,424
                                                    ------------    --------------      ---------------      ------------

     Net Loss                                       $(2,608,516)    $ (1,544,867)        $  (1,904,797)      $(1,021,619)
                                                    ============    ==============       ==============      ============

     Loss Per Common Share                          $     (0.12)    $      (0.08)        $       (0.09)      $     (0.05)
                                                    ============    ==============       ==============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          21,142,188       18,999,579            21,142,188        19,392,627
                                                    =============    ==============       ==============      ============





See notes to financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             ----------------------------------------------------

                                                                                                           Foreign
                                                     Common Stock       Additional                         Currency
                                                --------------------     Paid-in        Accumulated      Translation
                                                   Shares    Amount      Capital          Deficit         Adjustment      Total
                                                ----------  --------   -----------      -----------       ----------    ---------
BALANCE,  MARCH 31, 1996                        18,525,569   $1,853   $17,897,081     $ (7,349,683)      $ 856,606    $11,405,857

PERIOD ENDED SEPTEMBER 30, 1996
  Issuance of common shares under
     stock option plan for cash                    550,000       55     1,055,570                -               -      1,055,625

  Issuance of common stock for cash                284,332       29       884,492                -               -        884,521

  Issuance of common stock for legal fees           32,726        3        91,175                -               -         91,178

  Foreign currency translation adjustment                -        -             -                -        (542,091)      (542,091)

  Net loss                                               -        -             -       (1,544,867)              -     (1,544,867)
                                                ----------   ------   -----------     -------------      ---------    -----------
BALANCE, SEPTEMBER 30, 1996 (Unaudited)         19,392,627   $1,940   $19,928,318     $ (8,894,550)      $ 314,515    $11,350,223
                                                ==========   ======   ===========     ============       =========    ===========

BALANCE,  MARCH 31, 1997                        21,142,188   $2,115   $26,538,439     $(12,906,183)      $(484,008)   $13,150,363

PERIOD ENDED SEPTEMBER 30, 1997
  Foreign currency translation adjustment                -        -             -                -        (173,273)      (173,273)

  Net loss                                               -        -             -       (2,608,516)              -     (2,608,516)
                                                ----------   ------   -----------     -------------      ---------    -----------
BALANCE, SEPTEMBER 30, 1997  (Unaudited)        21,142,188   $2,115   $26,538,439     $(15,514,699)      $(657,281    $10,368,574
                                                ==========   ======   ===========     ============       =========    ===========



See notes to financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             ----------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                          1997                                     1996
                                                                     ---------------                          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             ($2,608,516)                            $ (1,544,867)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                        158,668                                  159,352
      Foreign currency translation                                         215,556                                 (533,878)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                             (423,300)                                 (17,524)
      Deposits                                                             (93,539)                                  (7,728)
      Accounts payable                                                    (426,434)                                  66,204
      Accrued expenses                                                     189,382                                   36,811
                                                                     ---------------                          ---------------

          Net Cash Used In Operating Activities                         (2,988,183)                              (1,841,630)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                     (6,503)                                 (33,833)
  Advances for High Temperature Vitrification Systems                   (3,772,755)                                (864,350)
                                                                     ---------------                          ---------------

          Net Cash Used In Investing Activities                         (3,779,258)                                (898,183)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable - bank                                      2,172,133                                      -
  Proceeds from Government subsidies                                     1,813,585                                      -
  Proceeds from issuance of common stock                                       -                                  1,940,146
  (Payments) proceeds on loans payable - stockholder                      (128,654)                                 606,776
  Advances to related party                                                  4,243                                   30,888
                                                                     ---------------                          ---------------

          Net Cash Provided By Financing Activities                      3,861,307                                2,577,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (388,849)                                  (8,213)
                                                                     ---------------                          ---------------

          Net Decrease In Cash                                          (3,294,983)                                (170,216)

CASH - BEGINNING OF PERIOD                                               4,188,278                                  200,351
                                                                     ---------------                          ---------------

CASH - END OF PERIOD                                                      $893,295                                  $30,135
                                                                      ==============                           ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the period for interest                               $30,386                                   $1,385
                                                                      ==============                           ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company issued 32,726 shares of common stock in exchange for legal services aggregating $91,178.

See notes to financial statements.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                     --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          SEPTEMBER 30, 1997 AND 1996
                          ---------------------------


NOTE  1 -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Results of Operations -- September 30, 1997 vs. September 30, 1996
------------------------------------------------------------------

          The Company experienced a net loss for the three months ended September 30, 1997 of $1,904,797 as compared to a net loss of $1,021,619 for the three months ended September 30,1996. The Company's net loss for the six months ended September 30, 1997 was $2,608,516 as compared to a net loss of $1,544,867 for the six months ended September 30, 1996. The change in the net loss for these periods is principally the result of additional consulting expenses, research and development expenses related to the development of High Temperature Vitrification (HTV) systems, salaries, wages, and related fringe benefits.

          The Company made payments aggregating $3,772,755 toward completion of its HTV Systems during the six months ended September 30, 1997, of which $1,808,976 were expended during the three months ended September 30, 1997. The Company funded these capital expenditures and operating losses by drawing on the line of credit provided by the Dresdner Bank and the subsidies provided by the German government as well as from existing cash reserves.

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

          Since the groundbreaking in May, 1997 for the Company's commercial HTV System in Freiberg, Germany, construction continues on schedule for the $12.7 million US (18.6 DM) project. Site preparation is finished and erection of the building is continuing. Installation of the HTV System began in late 1997 with operations anticipated to begin early in 1998.

          In March, 1997, the Company acquired 60% of the issued stock of N.W. Technology, Inc. that will utilize Seiler's technology to design and produce a pilot plant to process low-level nuclear waste. Construction of the pilot equipment in Leibstadt, Germany has advanced and testing begun on the modular units that make up the system. Scientific research is being conducted on the melting process at low temperatures. In October, 1997, N.W. Technology changed its name to Seiler Nuclear Control, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
----------

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

          In July 1997, the Company also received a $150,000 grant from the Four County Solid Waste District, including Coshocton, Ohio to build a pilot HTV System and research laboratory in the city of Coshocton. Construction of the pilot plant, the first Seiler facility to be built in the United States, began in October 1997. Later plans include building a full-sized commercial HTV System on the same site.

          Notification was received in September 1997 from the California Environmental Protection Agency's Department of Toxic Substance Control that Seiler's patented HTV system produced recyclable materials from three different waste feedstocks (steel mill dust, garnet blast media residual and industrial wastewater treatment sludge) used in the production of glass and were exempt from classification as "wastes." This determination allowed the company to proceed with plans to build a commercial high temperature vitrification facility in California.

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

Item 5.   Other Information.

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  The following exhibit is filed herewith:

          27.  Financial Data Schedule.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter which ended September 30, 1997.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date November 13, 1997                Seiler Pollution Control Systems, Inc.
     -----------------                --------------------------------------
                                                   (Registrant)


                                  By: /s/ Alan B. Sarko
                                      --------------------------------------
                                      Vice President and Chief Financial Officer