Form 10-Q
period 1997-12-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1998-02-17
CIK 718827

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               __________________


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ----------------------

Commission file number   0-22630
                        ---------

                     Seiler Pollution Control Systems, Inc.
-----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                      22-2448906
--------                                                      ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.

555 Metro Place North, Suite 100, Dublin, Ohio                         43017
----------------------------------------------                         -----
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code    614/791-3272
                                                    ---------------


-----------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        if Changes Since Last Report.

   Indicate by X whether the registrant (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes [ X ]  No [   ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           Yes _____   No _____

     As of December 31, 1997, the Registrant had outstanding 21,160,588 shares of its Common Stock, par value $.0001 per share.


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

                     Seiler Pollution Control Systems, Inc.
                                   Form 10-Q


                               TABLE OF CONTENTS
                               -----------------

Item No.                                                             Page
--------                                                             ----

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................        1-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........        8-9

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................         10

Item 2.  Changes in Securities................................         10

Item 3.  Defaults upon Senior Securities......................         10

Item 4.  Submission of Matters to a Vote of Security-Holders..         10

Item 5.  Other Information....................................         10

Item 6.  Exhibits and Reports on Form 8-K.....................         10

Signatures....................................................         11

Financial Data Schedule.......................................  Last Page

                         PART I.  FINANCIAL INFORMATION







                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 1.  Financial Statements.

   SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
   -------------------------------------------------------

                 CONSOLIDATED BALANCE SHEETS
                 ---------------------------

                           ASSETS
                                                           December 31, 1997
                                                               (Unaudited)       March 31, 1997
                                                             -------------       -------------
CURRENT ASSETS
  Cash                                                       $       100          $ 4,188,278
  Prepaid expenses and sundry receivables                        807,175              207,066
                                                             -----------          -----------
          Total Current Assets                                   807,275            4,395,344
                                                             -----------          -----------
HIGH TEMPERATURE VITRIFICATION SYSTEMS
  Advances to supplier                                        13,972,013            9,518,246
  Construction in progress                                     2,373,030            1,000,000
                                                             -----------          -----------
                                                              16,345,043           10,518,246

OTHER ASSETS

  Licensing agreements, less accumulated amortization of
    $1,416,050 and $1,178,048 at December 31, 1997 and
    March 31, 1997, respectively                               3,344,950            3,581,952
  Advances to related party                                      510,803              516,832
  Vetrotherm option                                              167,920              167,920
  Deposits                                                       276,385               27,776
                                                             -----------          -----------
                                                               4,300,058            4,294,480
                                                             -----------          -----------
PROPERTY AND EQUIPMENT - AT COST (net of
  accumulated depreciation of $2,186 at
  December 31, 1997 and March 31, 1997, respectively)            903,558              356,084
                                                             -----------          -----------
                                                             $22,360,934          $19,564,154
                                                             ===========          ===========
                         LIABILITIES
                                                           December 31, 1997
                                                               (Unaudited)       March 31, 1997
                                                             -------------       --------------
CURRENT LIABILITIES
  Notes payable - bank                                       $ 2,345,670          $       -
  Accounts payable                                               782,663            1,005,577
  Accrued expenses                                               454,556              637,337
                                                             -----------          -----------

          Total Current Liabilities                            3,582,889            1,642,914

LONG-TERM DEBT
  Licensing agreements payable                                 1,977,250            1,977,250
  Loans payable - stockholders                                   699,140              913,627
  Notes Payable - debentures                                   2,457,000                   -
DEFERRED INCOME - GOVERNMENT SUBSIDY                           2,355,682                   -
MINORITY INTEREST                                              1,905,000            1,880,000
                                                             -----------          -----------
                                                              12,976,961            6,413,791
                                                             -----------          -----------

                    STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized
    25,000,000 shares, issued and outstanding
    21,160,588 and 21,142,188 shares at
    December 31, 1997 and March 31, 1997,
    respectively.                                                  2,117                2,115
ADDITIONAL PAID IN CAPITAL                                    26,552,234           26,538,439
ACCUMULATED DEFICIT                                          (16,458,394)         (12,906,183)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                         (711,984)            (484,008)
                                                             -----------          -----------
                                                               9,383,973           13,150,363
                                                             -----------          -----------
                                                             $22,360,934          $19,564,154
                                                             ===========          ===========

See notes to financial statements

SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------

    CONSOLIDATED STATEMENTS OF OPERATIONS
    -------------------------------------

                 (UNAUDITED)
                 -----------

                                                    Nine Months Ended          Three Months Ended
                                                       December 31,              December 31,
                                             ----------------------------------------------------------
                                                   1997            1996          1997          1996
                                             -------------    -----------   -----------   -------------
REVENUE                                        $   208,369   $    115,648  $    103,881   $    28,348

OPERATING EXPENSES
  Professional and other consulting  fees        1,318,163        504,176       626,234       216,606
  General and administrative                     1,203,867      1,008,579       730,799       254,039
  Research and development                         875,000        186,350           -             -
  Salaries, wages and related fringe
     benefits                                      427,929        386,825       (40,588)      131,060
  Depreciation and amortization                    237,002        239,179        78,334        79,827
  Valuation adjustment of High Temperature
     Vitrification Systems                              -       1,156,328           -       1,156,328
                                              -------------  ------------  ------------   -----------
                                                 4,061,961      3,481,437     1,394,779     1,837,860
                                              -------------  ------------  ------------   -----------

     Loss From Operations                       (3,853,592)    (3,365,789)   (1,290,898)   (1,809,512)

OTHER INCOME (EXPENSE)
  Miscellaneous income                              24,975         18,962        41,826         6,167
  Interest Income                                    2,993            -          (5,251)          -
  Interest expense                                 (91,440)        (3,400)      (54,225)       (2,015)
                                              -------------  ------------  ------------   -----------
                                                   (63,472)        15,562       (17,650)        4,152
                                              -------------  ------------  ------------   -----------
LOSS BEFORE MINORITY INTEREST                   (3,917,064)           -      (1,308,548)          -

MINORITY INTEREST                                  364,853            -         364,853           -
                                              -------------  ------------  ------------   -----------
     Net Loss                                 $ (3,552,211)  $ (3,350,227) $   (943,695)  $(1,805,360)
                                              =============  ============  =============  ===========
     Loss Per Common Share                    $      (0.17)  $      (0.17) $      (0.04)  $     (0.09)
                                              =============  ============  =============  ===========
  WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     21,160,588     19,166,928    21,160,588    19,501,627
                                              =============  ============  =============  ===========


See notes to financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
            -------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
            -----------------------------------------------------

                                                                                                      Foreign
                                                    Common Stock         Additional                   Currency
                                              ------------------------    Paid-in      Accumulated   Translation
                                                  Shares       Amount      Capital       Deficit     Adjustment       Total
                                              -------------  ---------  ------------  -------------  ------------  -----------
BALANCE,  MARCH 31, 1996                        18,525,569     $1,853   $17,897,081   $ (7,349,683)  $    856,606   $11,405,857

PERIOD ENDED DECEMBER 31, 1996
  Exercise of stock options under
    stock option plans for cash                    559,000         57     1,088,059             -             -       1,088,116

  Issuance of common stock for cash                384,332         38     1,182,812             -             -       1,182,850

  Issuance of common stock for legal fees           32,726          3        91,175             -             -          91,178

  Foreign currency translation adjustment               -          -            -               -      (1,200,258)   (1,200,258)

  Net loss                                              -          -            -       (3,350,227)           -      (3,350,227)
                                                ----------     ------   -----------   ------------   ------------   -----------
BALANCE, DECEMBER 31, 1996 (unaudited)          19,501,627     $1,951   $20,259,127   $(10,699,910)  $   (343,652)  $ 9,217,516
                                                ==========     ======   ===========   ============   ============   ===========
BALANCE,  MARCH 31, 1997                        21,142,188     $2,115   $26,538,439   $(12,906,183)  $   (484,008)  $13,150,363

PERIOD ENDED DECEMBER 31, 1997
  Exercise of stock options under
    stock option plans for cash                     18,400          2        13,795             -             -          13,797

  Foreign currency translation adjustment               -          -            -               -        (227,976)     (227,976)

  Net loss                                              -          -            -       (3,552,211)           -      (3,552,211)
                                                ----------     ------   -----------   ------------   ------------   -----------
BALANCE, DECEMBER 31, 1997  (Unaudited)         21,160,588     $2,117   $26,552,234   $(16,458,394)  $   (711,984)  $ 9,383,973
                                                ==========     ======   ===========   ============   ============   ===========


See notes to financial statements.

      SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
      -------------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
        ----------------------------------------------------

                            (UNAUDITED)
                            -----------

                                                                        1997          1996
                                                                    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(3,552,211)    $(3,350,227)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Valuation adjustment of High Temperature
         Vitrification Systems                                               -        1,156,328
      Depreciation and amortization                                     237,002         239,179
      Foreign currency translation                                      500,175      (1,190,148)
    Changes in assets and liabilities:
      Prepaid expenses and sundry receivables                          (600,109)         30,982
      Deposits                                                         (248,609)          2,637
      Accounts payable                                                 (222,914)        (98,253)
      Accrued expenses                                                 (182,781)         (3,407)
                                                                    -----------     -----------
          Net Cash Used In Operating Activities                      (4,069,447)     (3,212,909)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                (552,474)        (66,652)
  Advances for High Temperature Vitrification Systems                (5,826,797)       (567,953)
                                                                    -----------     -----------
          Net Cash Used In Investing Activities                      (6,379,271)       (634,605)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to related party                                               6,029          70,112
  Proceeds from notes payable - bank                                  2,345,670              -
  Proceeds from Government Subsidy                                    2,355,682              -
  Proceeds on loans payable - stockholder                                    -          325,281
  Proceeds on notes payable - debentures                              2,457,000       1,011,500
  Proceeds from issuance of common stock                                 13,797       2,362,144
  Increase in minority interest                                          25,000              -
  Payments on loans payable - stockholder                              (214,487)             -
                                                                    -----------     -----------
          Net Cash Provided By Financing Activities                   6,988,691       3,769,037

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (728,151)        (10,110)
                                                                    -----------     -----------
          Net (Decrease) Increase In Cash                            (4,188,178)      3,261,640

CASH - BEGINNING OF PERIOD                                            4,188,278         200,351
                                                                    -----------     -----------
CASH - END OF PERIOD                                                $       100     $ 3,461,991
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the period for interest                        $    90,011     $     3,400
                                                                    ===========     ===========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  The Company issued 32,726 shares of common stock in exchange for legal services aggregating $91,178 during the nine months ended December 31, 1996.


See notes to financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          DECEMBER 31, 1997 AND 1996
                          --------------------------

NOTE  1 -  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.


NOTE 2 - NOTES PAYABLE

          The Company received $2,457,000 from the sale of 7% cumulative convertible debentures during the third quarter pursuant to a registration under Regulation D. Fifty percent of the debentures are convertible into shares of common stock at the option of the debenture holder at the lesser of (a) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the closing date, or (b) 75% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that are after the earlier of the registration effective date or 120 days following the closing date.

          The purchaser may convert the debentures into common stock at the lesser of (1) 120% of the five day average bid price for the 5 trading days immediately preceding the closing date or (b) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that after 120 days following the closing date.

          The remaining 50% of the debentures may be converted at 75% or 65% of the five day average closing bid price within or without 120 days following the closing date respectively.

          Interest on the debenture is payable in cash or common stock upon conversion, at the option of the Company.


NOTE 3 - SUBSEQUENT EVENTS

          On January 15, 1998, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission which covers the offering for resale shares of common stock with a par value of $.0001 dollars per share as it relates to the convertible debentures in note 2. To date, none of the debentures has been converted.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          DECEMBER 31, 1997 AND 1996
                          --------------------------


NOTE 4 - MINORITY INTEREST

          Prior to November 30, 1997 the Company's wholly-owned Swiss subsidiary, SEPC AG owned 90% of the German company STSB GmbH and Dr. Gerold Weser, Seiler Vice President of European Operations and President of STSB GmbH, owned the remaining 10%. On November 30, 1997, Dr. Weser contributed capital to Seiler STSB in exchange for an additional 40% interest in the company, which reduced Seiler AG's ownership interest in STSB to 50%. As a result of this transaction, the minority interest has been adjusted to reflect Dr. Weser's additional ownership interest in Seiler STSB.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
          -------------

Results of Operations -- December 31, 1997 vs. December 31, 1996
----------------------------------------------------------------

          The Company experienced a net loss before minority interest for the three months ended December 31, 1997, of $1,308,548 as compared to a net loss of $1,805,360 for the three months ended December 31, 1996. The Company's net loss for the nine months ended December 31, 1997 was $3,917,064 before minority interest as compared to a net loss of $3,350,227 for the nine months ended December 31, 1996. The change in the net loss for these periods is primarily the result of additional consulting, marketing and promotion expenses related to demonstrations and presentation of the HTV systems as well as research and development costs related to these systems.

Sources and Uses of Capital
---------------------------

          The Company made payments aggregating $5,826,797 and $2,504,042 for the nine and three month periods ended December 31, 1997 related to the construction of the HTV system. The Company funded these capital expenditures and operating losses through loans from The Dresdner Bank aggregating $2,345,670 for the nine month period, as well as the sale of convertible debentures aggregating $2,457,000, subsidies from the German government as well as existing cash reserves.

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

Current Projects
----------------

          Since the groundbreaking in May, 1997, for the Company's commercial HTV System in Freiberg, Germany, construction continues on schedule for the $12.7 million US (18.6 DM) project. Site preparation and system installation have been completed. The Freiberg system is currently being tested. The Company anticipates the testing will be completed by February 28, 1998, and the plant's commercial operations will commence immediately thereafter.

          Seiler's work continued throughout the past year as a subcontractor on a Radian International, Inc. contract with the United States Air Force. The contract lays the foundation for installation of the Company's first vitrification facility in the United States. The United States Air Force has increased the Company's existing testing contract to test additional Department of Defense waste streams. The new contract is valued at approximately $75,000. As a result of this project, Seiler was granted a waste recycling exempt status by the California Environmental Protection Agency, which permits the Company to place an HTV System anywhere in the state. A site has been selected, and the facility is expected to be completed by the end of 1998. The Company has already begun the process of securing long-term customers for the California system.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Continued)
         -------------------------

          Seiler received approval in May, 1997 from the Coshocton, Ohio Solid Waste District of its request to construct a pilot industrial high temperature vitrification recycling facility in Coshocton Industrial Park. The Company is currently building the pilot HTV System plant and anticipates that the building which will house the pilot plant will be completed by Spring, 1998. The pilot system is expected to be installed and operational by the end of 1998. The company's pilot plant will be operated to provide important information to determine the suitability of different wastes for Seiler vitrification; develop formulations for HTV System processing; ascertain the proper energy balance; and supply preliminary air testing.

          The Coshocton pilot facility will have a capacity to process up to 600 tons of wastes per year at a rate of 55 to 220 pounds per hour. Costs for the building and land are being financed through Bridge Street Development Corporation in Newcomerstown, Ohio. The Company's application to the area's Four-County Solid Waste District requesting $150,000 in grants was approved in July, 1997; the Solid Waste District's grant will not have to be repaid by the Company. Between December, 1998 and June 1999, the Company expects to house a commercial Seiler HTV System in this same building with a capacity to process approximately 2200 pounds per hour.

          The Company held its annual meeting of shareholders November 12, 1997, in Columbus, Ohio. Discussions centered around the Company's ongoing transition from a start-up structure to a commercial operation, and the related strategies of managing growth and obtaining additional capital to infuse into the Company.

          Negotiations are currently underway with two recycling centers in Berlin/Brandenburg and Saxony, Germany. In addition, the largest German car manufacturer has contracted with Seiler to conduct tests on industrial and hazardous wastes produced by their operations.

          Seiler is currently negotiating with two large French incinerator and toxic waste facility operators. A contract was signed with a major incinerator operator for Seiler to test flyash in September 1997.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable

Item 2.  Changes in Securities.

         (c) On November 18 and November 28, 1997, the Company sold in two private placements a total of $3 million principal amount of its 7% Convertible Debentures. The placement agent in each placement was Rolcan Finance Ltd., London. The Debentures were sold for cash, and the Company paid commissions of $148,000 and $171,000 regarding the two placements. The Company also paid a finder's fee of $30,000 and legal fees aggregating $11,000 in connection with the placements. In selling the Debentures, the Company relied upon the exemption from registration of the securities provided by Section 4(2) of the Securities Act of 1933, as amended, a sale not involving any public offering. The sale of the Debentures was made to two persons, each of which is a sophisticated investor without the need for the protection that registration under the Securities Act would provide. The securities were marked with a legend which indicates that the securities were restricted, having been issued in an exempt transaction. For a discussion of the terms of conversion of the Debentures, see
Note 2 "Notes Payable" in the Notes to Financial Statements, above. Of the net proceeds from the sale of the Debentures, $49,000 were used to repay a portion of the Company's indebtedness, and $2,591,000 were used for the construction of the HTV System in Freiberg, Germany.

Item 3.  Defaults upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

          The Company held its annual meeting of shareholders in Columbus, Ohio on November, 12 1997. At the meeting the Company's four nominees, Gerold Weser, Werner Heim, Alan B. Sarko, and Niklaus Seiler, were elected as directors to serve until the Company's 1998 annual meeting. Shareholder approval was also given to increase the number of authorized shares of Common Stock from 25,000,000 to 35,000,000. The only other matter considered at the meeting was ratification of the Board's selection of Schneider Downs & Co., Inc. as independent auditors for the year ending March 31, 1998. The Board's selection was ratified by the shareholders as follows: 14,347,874 votes were cast for ratification; 56,950 votes were cast against ratification; 12,655 votes abstained; and zero votes were broker non-votes.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit 3 - Certificate of Amendment of Certificate of Incorporation

         Exhibit 27 - Financial Data Schedules

         (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date February 14, 1998      Seiler Pollution Control Systems, Inc.
     -----------------      --------------------------------------
                                      (Registrant)


                            By:  /s/ Alan B. Sarko
                                ----------------------------------
                                Vice President and Chief Financial Officer