Form 10-K
period 1998-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1998-10-29
CIK 718827

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 ------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended March 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-222630

                    SEILER POLLUTION CONTROL SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

              DELAWARE                              22-2448906
   (State or other jurisdiction of               (I.R.S. Employer
   Incorporation or organization)               Identification No.)


 555 METRO PLACE NORTH, DUBLIN, OHIO                   43017
   (Address of principal executive                  (Zip Code)
              Offices)

Registrant's telephone number, including area code 614/791-3272

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes* [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [_] No

*Excepting for the fact that this Form 10-K should have been filed on or before June 30, 1998 and the further fact that the Registrant has not as yet filed its Form 10-Q for quarter ended June 30, 1998.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [_] No

                                Not Applicable

  The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 15, 1998 is 27,874,689 shares, all of one class of $.0001 par value Common Stock. Of this number a total of 20,988,875 shares having a market value of $5,247,219 based on the closing price of the Registrant's common stock of $.25 on September 25, 1998 as quoted on the NASDAQ Smallcap market, were held by non-affiliates* of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None

                          FORWARD LOOKING STATEMENTS

  Certain statements included in this Annual Report are not based on historical facts, but are forward looking statements. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to the completion and successful operation of an economically viable HTV system and the development and marketing of additional systems. The Company must also generate additional resources to enable it to continue the completion of the HTV system. Such additional resources may be generated through the sale of additional equity securities, the sale of an existing system, alliances, joint ventures or other business transactions which would generate sufficient resources. Other factors such as changes in business conditions and changes in regulations and laws may also impact the outcome of forward looking statements.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially--all as of September 15, 1998.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
 PART I
 Item 1.  Business..................................................      1
 Item 2.  Properties................................................      8
 Item 3.  Legal Proceedings.........................................      8
 Item 4.  Submission of Matters to a Vote of Security-Holders.......      8
 PART II
 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      9
 Item 6.  Selected Financial Data...................................      9
 Item 7.  Management's Discussion and Analysis of Financial
          Condition
          and Results of Operations.................................     10
 Item 8.  Financial Statements and Supplementary Data...............     13
 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure.......................     13
 PART III
 Item 10. Directors and Executive Officers of the Registrant........     13
 Item 11. Executive Compensation....................................     15
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management................................................     17
 Item 13. Certain Relationships and Related Transactions............     19
 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K..................................................     19
 SIGNATURES..........................................................    20
 SUPPLEMENTAL INFORMATION............................................    20

                                    PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

  Seiler Pollution Control Systems, Inc. (hereafter, "Seiler", the "Company", or the "Registrant") is engaged in the environmental service and equipment business. The Company had been traded on the NASDAQ Smallcap Market under the stock symbol SEPCE through October 12, 1998 at which time the Company's stock was delisted for failure to meet certain listing requirements of NASDAQ.

  Seiler Pollution Control Systems International, Inc. ("Seiler International") is a wholly owned subsidiary which holds the exclusive European rights to a High Temperature Vitrification System ("HTV System" or "System"). The HTV System was initially developed and patented in Switzerland by Seiler High Temperature Separating Systems Ltd. ("Seiler HT") a company controlled by Niklaus Seiler (a director of the Company) and his family. Seiler HT transferred exclusive worldwide rights to the System to Maxon Finance & Trade Ltd. ("Maxon"). In July 1993, Maxon transferred the European rights to Seiler International with the remaining worldwide rights acquired directly by the Company from Maxon under a separate license agreement. When the licensing agreements were executed, Maxon was a principal shareholder of the Company. As of September 15, 1998, Maxon owned approximately 1.0% of the Company's outstanding stock. In October 1998, the Company entered into an agreement with Maxon whereby the principal amount of debt and accrued interest owed to Maxon related to the license agreements were converted into 3,333,333 shares of common stock.

  Seiler SEPC AG ("SEPC AG") is a wholly owned subsidiary of the Company located in Switzerland. In February 1995, SEPC AG formed the German company Seiler Trenn-Schmelzanlagen Betreibs GmbH ("Seiler TSB"). SEPC AG owns 50% of Seiler TSB and Dr. Gerold Weser, Seiler President and CEO and President of Seiler TSB owns the remaining 50%.

  In March, 1997, Seiler acquired sixty percent (60%) of the issued stock of N.W. Technology, Inc. (NWT), a newly formed New Jersey private company, in exchange for Seiler's expertise in vitrification technology. Subsequent to the transaction, NWT changed its name to Seiler Nuclear Control Systems, Inc. ("Seiler Nuclear"). Seiler intends to utilize $4.7 million of Seiler Nuclear capital to design and build a prototype vitrification facility to eventually process low-level nuclear waste.

  Subsequent to March 31, 1998, the Company acquired an 80% interest in a newly formed subsidiary called Seiler Abfallbehandlungs and Bienstleistungs Gmbh ("SABD GmbH"). The remaining twenty percent is owned by Dr. Weser. A more detailed description of this company may be found in the Current Projects section of Item 1.

  Unless specifically identified by their individual names, Seiler Pollution Control Systems, Inc. and its four subsidiaries will hereafter be referred to as "Seiler", "Company", or the "Registrant".

COMPETITION

  Competition to manage or dispose of hazardous wastes is segmented among waste landfills, waste treaters, incinerators and alternative technology processors. Seiler belongs to the latter group as one of a small number of companies engaged in recycling of wastes.

  Landfills are the most prevalent means of waste disposal. In the United States, landfill space is plentiful. However, costs, permitting and other regulatory considerations have restricted the number of landfills. Currently, approximately 18 hazardous waste landfills exist in the United States and these are in direct competition with incinerators and other new technologies.

  Most hazardous waste treaters mix waste with cement kiln dust or lime and then dispose of this mixture in a landfill. This methodology stabilizes waste but does not change its properties and it remains hazardous.

  Incineration technology is only effective in handling organic laden waste feedstocks. Inorganic feedstocks will either fume or melt in incinerators and will eventually settle or be imbedded in the incinerator ash residue. This ash residue then needs to be disposed. A Seiler vitrification system can be integrated into an industrial waste incineration process to handle the ash residue to prevent disposal and future liabilities related to the ash residues.

  Among the available alternative waste technologies, the most commonly known are metal reclamation systems, plasma systems and vitrification systems (similar to Seiler's HTV System).

  Metal reclamation systems need large concentrations of waste feedstocks that have material quantities of particular metals to be cost effective. Typically, commercial waste generators produce wastes that have only small concentrations of various metals. Since metal reclamation systems concentrate on only the resource they reclaim, residues generated from these processes can be as hazardous, or in some cases even more hazardous, than the original feedstocks as the hazardous components become more concentrated.

  Molten Metal Technology (MMT) has a system in the category of metal reclamation. However, MMT's technology is currently being used to process radioactive waste streams where large volumes of waste are available in this market place at very high prices ($2,000--$3,000 per ton disposal costs).

  Plasma systems require a large electrical source. This technology is very good at producing extreme heat. However, because of the very high temperatures, there is virtually no viable commercial end product (glass ceramic) control.

  Other competing vitrification companies such as GTS Duratek use electric or joule melter technology. As in the case with the MMT technology, most of these systems are still in the pilot stages and concentrate on the radioactive waste marketplace.

LICENSING AGREEMENTS

  In July 1993, the Company entered into two separate licensing agreements with Maxon. The amended licensing agreements required the Company to pay Maxon a licensing fee of $2.5 million for the European rights to the HTV System and $2.5 million for the remaining worldwide rights. To date, $3,022,751 has been paid. In October 1998, the Company entered into an agreement with Maxon whereby the outstanding principal indebtedness of approximately $1,977,000 plus accrued interest of approximately $79,000 was converted into 3,333,333 shares of common stock.

THE TECHNOLOGY

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

THE HTV SYSTEM

  Seiler's commercial HTV System can process 2,000 to 10,000 tons of waste feedstocks per year at a rate of 600 to 2200 pounds (250 to 1000 kilograms) per hour. The commercial system is built to operate 24 hours a day, 7 days a week, shutting down only for scheduled maintenance or emergency repairs. The commercial HTV System includes extensive process controls, combustion air heat exchanger, flue gas quench system, refined glass ceramic exit system and sophisticated air pollution control components.

  The Company promotes installing a commercial HTV System on the site where the waste feedstocks are generated. By managing the waste onsite, transportation costs, safety and liability concerns associated with offsite management are reduced if not eliminated. A commercial HTV System may, however, be built in a central location to serve as a regional recycling center for a number of hazardous and industrial waste generators and achieve economies of scale.

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

 Environmental Advantages:

  The HTV System recycles hazardous and industrial wastes into safe, nonhazardous glass ceramic products by binding the metal components in the waste feed to a glass ceramic matrix on a molecular level. The resultant inert materials pass standardized governmental leachate tests: the United States Toxic Characteristic Leaching Procedure in America and its equivalent test in Europe. Dangers and liabilities associated with hazardous waste storage and disposal are removed, thereby providing a safer and more environmentally sound method of waste management.

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

  In 1996, the Company's product development efforts were intensified with excellent results. Laboratory research on Seiler HTV System glass ceramic materials resulted in creation of more variety in shapes, forms and textures. Expanded market development efforts located additional buyers for the established and the newly developed products. Seiler intends to continue market development and product expansion in the coming years.

CURRENT PROJECTS

FREIBERG, GERMANY PROJECT:

  Groundbreaking ceremonies took place May 21, 1997, for a commercial HTV System to be installed in Freiberg. The building to house the HTV System has been installed and checked. As of September 30, 1998, the Freiberg HTV System is in a facility start-up mode where everything has been turned on to full processing capacity. According to good engineering practice, system adjustments in the start-up mode usually take about thirty days before the system goes to full operating conditions. Based on this, the Company therefore projects full operations and revenue generation to commence no later than the end of September 1998.

  The Engineering Department set up in Freiberg will continue to oversee operations of the commercial facility. The Company anticipates expanding the engineering department's workload to encompass regulatory matters, design, and construction of future HTV facilities in Germany. Dr. Rainer Lohrmann is the Managing Director for the Freiberg facility.

UNITED STATES AIR FORCE PROJECT:

  Seiler's work continued through the past year as a subcontractor on a Radian International, Inc. contract with the United States Air Force. Phase I of the project centered on laboratory testing to analyze, characterize, and evaluate five waste streams from two Air Force bases and develop formulations for HTV System processing. Upon completion of Phase I, a report on the benchscale finding was written and the USAF authorized the next phase.

  Phase II work called for further testing of the five USAF waste streams at the Seiler HT pilot HTV System in Leibstadt, Switzerland. Pilot tests were successfully completed on June 13, 1996 and in February, 1997 a pilot test report was compiled and submitted to the USAF.

  Seiler completed an additional component of Phase II in September, 1997 when a waste recycling exempt status was granted by the California Environmental Protection Agency for handling three waste categories in the state. The three waste categories are electric and furnace dusts generated from steel mills, sand blast media residuals, and industrial wastewater treatment sludge. The Company will continue testing additional waste streams and apply for future expansion of the exemption to cover more wastes. The project manager for the Air Force project is Ray Richards.

  The USAF has formally documented its past and ongoing work of developing glass ceramic products from waste feedstocks using Seiler technology. They have been directly involved in securing waste exemption status for the Seiler HTV System from the State of California and have increased the Company's existing testing contract, through Radian International, to test additional Department of Defense waste streams. Approximately $21,000 worth of testing work remains on the old contract and $92,000 worth of work is on the new contract. The Company expects to complete Air Force and Department of Defense testing work currently under contract by the end of the first quarter of 1999.

COSHOCTON, OHIO PROJECT:

  The Company received approval in May 1997 from Coshocton's Solid Waste District on its request to construct an HTV recycling facility in Coshocton's main industrial park. The Company has built a 9600 square foot steel frame building at the Coshocton industrial park site. The building is large enough to house an HTV pilot and commercial facility, a laboratory, locker and shower facilities for employees, an office and storage for waste feedstocks and glass ceramic products. The building and land for the Coshocton recycling facility is currently being financed through a lease agreement with the Bridge Street Development Corporation of Newcomerstown, Ohio, the company that built the facility. The cost for the land and building for the Coshocton recycling facility is valued at approximately $711,000.

  The Company applied to the Coshocton, Fairfield, Licking, Perry (Four County) Waste District for $150,000 in grants for the Coshocton recycling facility. This grant money would go toward the construction of the onsite laboratory, and will not have to be repaid provided the recycling facility handles waste generators from the four county area. This does not preclude handling other waste generators. The Four County Waste District grant was approved in July, 1997.

  Plans for constructing and erecting a commercial HTV System in Coshocton are underway. This System is expected to have a processing capacity of 1500-2000 Kilograms of input waste per hour (3000-4000 Pounds). The Company estimates that it will take between nine months and one year to engineer, build, install and have this System completely operational where it will generate revenue.

  In July, 1998 the Ohio Environmental Protection Agency formally determined that the Company has exempt recycling status when processing electric arc furnace dust (from steel mills), contaminated sand blast media, and contaminated foundry sands in Ohio. Receiving this exempt status means that Seiler is allowed to receive and recycle these specific hazardous wastes without obtaining a RCRA Part B treatment permit. The Ohio EPA determination also makes provisions for this exempt status to be extended to other types of waste feedstocks. The Project Manager for the Coshocton project is Bob Kroeger.

SACRAMENTO, CALIFORNIA PROJECT:

  The California recycling exemption status heretofor referred to permits Seiler to place an HTV System anywhere in the State of California. A site has been identified and the Company is currently in preliminary negotiations for a long-term lease. Meetings were held with the Local County Board of Supervisors and their support was secured for the Sacramento, California project.

  Since McClellan Air Force Base is in the process of becoming privatized, ongoing maintenance and manufacturing facilities that generate waste at the Base will either become privatized or shut down. Therefore, the Company is developing an HTV recycling facility to serve both Department of Defense ongoing waste streams and private manufacturing and maintenance facilities. The Sacramento recycling facility will not be concentrating on one-time material feedstocks on a yearly basis.

  The Sacramento facility will be a sister to the Coshocton facility and will have an input waste processing capability of 1500-2000 kilograms (3300-4000 pounds) per hour. The timing for the Sacramento facility is estimated to run three to six months behind the Coshocton facility. The Project Manager for the Sacramento, California project is Rob Yorke.

THE EDISON MATERIALS TECHNOLOGY CENTER (EMTEC) PROJECTS:

  EMTEC is a quasi-governmental organization that is made up of Ohio universities, businesses, and industries that join together in research and development projects to benefit Ohio industries and commercialization. EMTEC is funded by its organization members and the State of Ohio. Seiler's initial EMTEC project under EMTEC's Core Technology Program began in October, 1995. The purpose of the project was to develop higher end-use glass ceramics from waste feedstocks using the HTV System process. Phase I of this project was completed in September, 1996 and successfully demonstrated on a laboratory-scale that Seiler's HTV System could produce several high-value products from waste feedstocks. Some of the products produced included medium and high grade abrasives, roofing granules, and architectural filler materials. The contract to complete Phase I was $100,000 (US).

  Due to the success of Phase I, a contract was approved by EMTEC for Seiler and its research team to continue this project under a $300,000 Phase II contract. The Phase II EMTEC contract commenced in October, 1996 and runs to December 31, 1998. This project continued the product development that began in Phase I and also provided funds to identify sites where an Ohio HTV Recycling System could be located. Phase II funding also authorized additional laboratory testing and product development. Under this contract additional product development and processing parameters were identified, and a plant site was chosen (Coshocton Industrial Park). Several papers were published and distributed to the American Ceramic Society, the Ohio industrial community, and the United States environmental community regarding the Company's findings from this EMTEC work. Company proprietary information was kept confidential. Copies of these papers or our EMTEC reports are available upon request.

  Because of the success of the work accomplished in Phase I, the Company was awarded the State of Ohio Edison Award for Best Emerging Technology by Governor George C. Voinovich.

  In August, 1998 EMTEC confirmed that the Company has been awarded an additional contract to continue its product development work and develop additional high grade commercially accepted glass ceramic products from waste feedstocks. This new contract has a Phase I value of $100,000 (US) and a Phase II value of $350,000 (US). Phase I commences January 1, 1999 and should be completed by December 31, 1999, Phase II commences January 1, 2000 and should be completed by June 30, 2002.

BERLIN, GERMANY PROJECT:

  During the third quarter of 1998, the Company acquired an 80% interest in a newly formed subsidiary called "Seiler Abfallbehandlungs and Dienstleistungs GmbH" (SABD GmbH) in return for certain future commitments on behalf of the Company. The remaining 20% of the Company's stock is owned by Dr. Weser. SABD GmbH has a cooperative agreement with ALBA, an international waste management company headquartered in Berlin. ALBA is engaged in the collection, transportation, and treatment of all types of wastes. The Berlin project involves the Company operating an existing chemical and physical treatment plant which is currently designed to handle and treat liquid hazardous wastes, and the construction and operation of a new Seiler HTV facility which will have the capability of handling solid wastes.

  The Company has committed to purchase the existing chemical/physical treatment plant for 1.2 million dm and ALBA will lease the land and building to the Company at $5,000 monthly over a 20 year lease with no payments for the first 10 years. In addition, the Company has committed 2 million dm for modernizing and increasing the plant capacity, 2 million dm for the modernization of the buildings and infrastructure and 300,000 dm for start up costs.

  The existing physical and chemical treatment plant is expected to generate revenues in 1998. Permitting submittals for the HTV Berlin System are currently being put together. The required permitting and licensing for the vitrification facility is expected to be completed by Spring, 1999 with the anticipated full support of the involved governmental and departmental authorities. The availability of important governmental incentive programs for job creation and environmental projects (similar to financial arrangements utilized in the Company's Freiberg Project) are expected to facilitate the financing for this project. Dr. A. Schwan has been appointed managing director of the Berlin project.

SWISS "RESH" PROJECT:

  The Company is looking into using the HTV System to process auto shredder waste in Switzerland. The Company has entered into a joint venture with Swiss Steel AG and Hydrotest Ingenieur-unternehmung AG to bid on a project using the HTV process to recycle car shredder light fractions ("RESH"). The name of the joint venture is PyRec AG. The project calls for building a commercial HTV facility in Emmenbrucke, Switzerland with a processing capacity of 50,000-60,000 tons per year. The metals would be reclaimed as metals and the inorganic fractions would be vitrified and sold as glass ceramics. The initial intention is also to sell the recaptured energy from the process as electricity. Currently this project has a building permit and is in the process of obtaining additional required permits. The Company has formally responded to a proposal tendered by the Swiss Automobile Association (IGEA) for handling these wastes. PyRec is one of just a few bidders being considered for this project.

SEILER NUCLEAR CONTROL PROJECTS:

  In the spring of 1997, the Company acquired 60% of the issued stock of a newly formed New Jersey Corporation called N.W. Technology Inc. The name of the company was subsequently changed to Seiler Nuclear Control Systems, Inc.
(SNC). The purpose of this company is to build and operate newly designed vitrification systems, which can process low level and mixed nuclear waste.

  SNC is currently in the process of fabricating and installing a small low-level nuclear waste plant in Seibersdorf, Austria, the current home of the International Nuclear Regulating Commission. This facility is expected to be installed by the end of 1998 and will be initially a test facility. It will have a processing capacity of approximately 50 Kilograms (100 pounds) per hour. After significant testing, SNC plans to build larger processing facilities to handle low-level mixed nuclear wastes commercially assuming the availability of the necessary financing.

  SNC is currently in the process of negotiating a low level and mixed waste processing joint venture contract for a facility to be located in Oak Ridge, Tennessee. The Chairman of SNC is Leo Wust.

ADDITIONAL PROJECTS:

 France:

  The French hazardous waste market is considered a prime market for the Company because of the French Government adopting certain legislation that regulated fly-ash disposal. In 1995, the French government adopted a change in the regulation of hazardous fly-ash disposal requiring "inertage Hydraulique". This method requires mixing fly-ash with cement and landfilling this mixture in Class 1 landfills (called CET in France). Inertage is a costly solution and not satisfactory in the long run as the cement mixture has the potential to disintegrate and leach heavy metals into the ground and ground-water. The regulation also forbids landfilling Inertage in CET after the year 2002. This regulation makes HTV processing of hazardous fly-ash an excellent alternative for handling this waste. The Company is currently negotiating with two large French Incinerator Operators for constructing and installing commercial HTV Systems in France.

 Mexico:

  On July 23, 1998, the Company submitted a proposal to a large Mexican conglomerate for the sale of a full-scale commercial HTV System. This System was proposed to have a processing capacity of approximately 7500 input tons of waste. The proposal included several options including one for post-melt glass ceramic processing and packaging. If the Company's proposal is accepted, the recycling facility is to be placed in a city northwest of Mexico City near Guadalajara. The Mexican conglomerate has informed the Company of their intent to use the Export-Import Bank as a project guarantor.

EMPLOYEES:

  Currently, the Company's North America operations (including the corporate headquarters in Dublin, Ohio) employs 4 full time employees, 5 part time employees, and 4 contract staff members.

  Seiler SEPC AG in Switzerland has 2 full time employees, 2 part time staff members, and 3 contract consultants.

  Currently STSB GmbH in Germany employees 8 full time employees and 1 contract consultant. STSB will staff up to 20 employees when the Freiberg System is operating on a consistent commercial basis. Additional technical, engineering, environmental, and other support staff are hired on a contract basis as needed.

  SNC has 1 full time employee and 1 contract employee.

  Seiler SABD GmbH has 14 employees.

ITEM 2. PROPERTIES

  Seiler's corporate headquarters are located at 555 Metro Place North, Dublin, Ohio, U.S.A. pursuant to a one-year lease. Seiler SEPC AG has offices at Seestrasse 17, CH-8702, Zollikon 2, Switzerland, also on a one-year lease. Seiler TSB GmbH is located at Amst. Niclas Schacht 13, D-09599, Freiberg, Germany, pursuant to a one-year lease.

ITEM 3. LEGAL PROCEEDINGS

  The Company is presently a party to litigation in Switzerland. It is the opinion of the Company's legal counsel that the issue will ultimately be resolved in favor of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security holders during the Company's fourth quarter. However, on September 24, 1998, the Company held a Special Meeting of Shareholders for purposes of authorizing the Company's Board of Directors to effectuate, in their discretion a reverse stock split of all issued and outstanding Company Common Stock on the basis of no less than 1 for 4 and no greater than 1 for 10. The shareholders overwhelmingly approved the reverse stock split with approximately 99% of the voting quorum voting in favor. Based upon the stockholder approval, the Board authorized a reverse stock split on the basis of 1 for 6 effective October 1, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Marketing Information. The Company's Common Stock is listed on the NASDAQ Smallcap Market and its securities are traded under the symbol SEPCE. The following table sets forth for the periods indicated the range of high and low bid prices on the dates indicated for the Company's Common Stock for each full quarterly period. The data covers the two most recent fiscal years and any subsequent interim period for which financial statements are included and/or required to be included, as well as data for periods subsequent to March 31, 1998.

        FISCAL YEAR ENDED MARCH 31, 1997       QUARTERLY COMMON STOCK PRICE
                   BY QUARTER                           RANGES(1)
       -------------------------------------  --------------------------------
       QUARTER              DATE                   HIGH             LOW
       1st       June 30, 1996                $       6.0200   $       4.7600
       2nd       September 30, 1996                   4.8958           3.3958
       3rd       December 31, 1996                    4.5400           3.4650
       4th       March 31, 1997                       3.8540           2.8958
        FISCAL YEAR ENDED MARCH 31, 1998       QUARTERLY COMMON STOCK PRICE
                   BY QUARTER                          RANGES(1)(2)
       -------------------------------------  --------------------------------
       QUARTER              DATE                   HIGH             LOW
       1st       June 30, 1997                      $18.5625   $      13.8750
       2nd       September 30, 1997                  17.2500           8.6250
       3rd       December 31, 1997                   15.7500           9.0000
       4th       March 31, 1998                      12.3750           4.3215
        FISCAL YEAR ENDING MARCH 31, 1999      QUARTERLY COMMON STOCK PRICE
                   BY QUARTER                          RANGES(1)(2)
       -------------------------------------  --------------------------------
       QUARTER              DATE                   HIGH             LOW
       1st       June 30, 1998                $         7.50   $       1.3125
       2nd       Through September 15, 1998             3.75           1.3125

--------
(1) The over-the-counter market quotations indicated above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

(2) Retroactively reflects 1 for 6 reverse stock split referred to above.

  (b) Holders. As of September 15, 1998, the approximate number of stockholders of the Company's Common Stock was 414.

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

                                     FOR THE FISCAL YEARS ENDED MARCH 31,
                         -----------------------------------------------------------------
                             1998          1997         1996         1995         1994
                         ------------  ------------  -----------  -----------  -----------
Statement of Operations
  Revenue...............          --            --           --           --           --
  Net Loss.............. $(10,136,693) $ (5,556,500) $(1,615,446) $(1,967,831) $(2,899,707)
  Net Loss Per Share....        (2.82)        (1.71)       (0.57)       (0.90)       (2.16)
                                                AS OF MARCH 31,
                         -----------------------------------------------------------------
                             1998          1997         1996         1995         1994
                         ------------  ------------  -----------  -----------  -----------
Balance Sheet
  Total Assets.......... $ 16,579,050  $ 19,564,154  $15,045,626  $11,053,587  $12,743,876
  Total Liabilities.....   11,339,710     6,413,791    3,639,769    2,734,833    7,413,688
  Working Capital
   (Deficit)............   (1,258,723)    2,752,430     (114,882)   6,500,005    1,673,347
  Accumulated Deficit...  (23,042,876)  (12,906,183)  (7,349,683)  (5,552,955)  (3,585,142)
  Total Stockholder
   Equity...............    5,239,350    13,150,363   11,405,857    8,318,754    5,330,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

 Revenues

  The Company continued to invest its financial resources in the development of HTV Systems in the United States, Switzerland and Germany during the fiscal year ended March 31, 1998. No revenues have yet to be generated from the operation of any commercially operating HTV System.

  As of September 1, 1998, the Freiberg HTV System has been installed and checked. The Company estimates that initial revenue generation from the operation of this system will commence at the end of September, 1998.

  It is expected that this system will process approximately 2,500 tons of waste during the year ending March 31, 1999 and should produce revenues ranging from 1.6 to 2 million dm.

  Plans for constructing and erecting a commercial HTV System in Ohio are underway and the Company expects to complete the system by mid 1999.

 Operating Expenses

  Operating expenses consist primarily of general and administrative expenses, valuation adjustments of the HTV Systems, salaries, wages and related fringe benefits, professional fees and consulting fees, depreciation and amortization and research and development.

  General and administrative expenses decreased approximately $107,000 primarily due to a reduction in the expenditures incurred to promote the system in Freiberg in 1997 which were not incurred in 1998.

  Valuation adjustments of the HTV Systems increased approximately $1,155,000 as a result of the Company preparing to take delivery of two HTV Systems located in Dottingen, Switzerland from its contractor, Seiler HT, and capitalizing the systems at their current estimated market values based upon future estimated cash flows. In addition, it was determined that approximately $1,200,950 of the advances for HTV Systems was related to research and development expenditures. Furthermore, it was determined by management that approximately $4,437,000 was expended for research and development costs related to the development of a system to process low level nuclear waste by SNC.

  Salaries, wages and related fringe benefits remained stable at $801,000 as personnel managed the projects and performed the consulting services under the contracts with Radian International and the Edison Materials Technology Center (EMTEC).

  Professional and consulting fees decreased by $384,630 due to an increase in consulting revenues primarily from the EMTEC and Radian contracts and the reduction of fees paid to outside consultants in order to assist in the development of the HTV system.

  Interest expense increased due to borrowings under the Dresdner Bank financing agreements.

 Loss from Operations and Net Loss

  The loss from operations increased by $4,580,200 due primarily to the increase in system valuation adjustments and research and development expenditures net of increased consulting fees and interest expense discussed above.

1997 COMPARED TO 1996

 Revenues

  The Company continued to invest its financial resources in the development of HTV Systems in the United States, Switzerland and Germany during the fiscal year ended March 31, 1997. No revenues were generated from the operation of any commercially operating HTV System in either year.

 Operating Expenses

  Operating expenses consist primarily of general and administrative expenses, valuation adjustments of the HTV Systems, salaries, wages and related fringe benefits, professional fees and consulting fees, depreciation and amortization and research and development.

  General and administrative expenses increased $1,427,000 primarily due to expenditures incurred to promote the system in Freiberg in 1997 which were not incurred in 1996.

  Valuation adjustments of the HTV Systems increased $1,542,200 when it came to management's attention that the advances to the HTV System contractor, Seiler HT, would exceed the net realizable value of the systems as of March 31, 1997 based upon forecasted future cash flows. The resulting difference was charged against earnings as a valuation adjustment. No valuation adjustment was necessary as of March 31, 1996 in management's opinion.

  Salaries, wages and related fringe benefits increased by $459,000 as a result of the Company entering into employment contracts with the officers of the Company effective January 1, 1996. The year ended March 31, 1997 includes a full year of compensation to these officers while the year ended March 31, 1996 includes only one quarter of this compensation.

  Professional and consulting fees increased $220,600 due to additional legal and financial services to assist with complying with certain regulatory requirements related to the permitting of the HTV Systems as well as the attraction of additional capital resources.

 Loss from Operations and Net Loss

  The loss from operations increased by $3,956,500 due to the increase in general and administrative expenses, system valuation adjustments, salaries, wages and related fringe benefits and professional and other consulting fees discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company funds its capital requirements with a combination of minimal operating cash flow, government loans and subsidies and equity financing. The Company utilizes these sources of capital to construct HTV Systems, perform research and development related to these systems, and meet the daily administrative costs of operating the Company.

 Capital and Debt Transactions

  During the year ended March 31, 1998, the Company raised $4,467,000 from the sale of 419,733 shares of additional common stock and the issuance of convertible debentures. The proceeds from the sale of the common stock and issuance of debentures were used to construct HTV Systems, perform research and development related to these systems, and meet the daily administrative costs of operating the Company.

  During the year ended March 31, 1997, the Company raised $8,641,000 from the sale of 436,090 shares of additional common stock. The proceeds from the sale of the common stock were used to construct HTV Systems, perform research and development related to these systems and meet the daily administrative costs of operating the Company.

  The Company also received borrowings of approximately $3,501,900 during the year ended March 31, 1998 from the Dresdner Bank under the terms of the financing agreement. The funds were used for construction of the HTV System in Freiberg, Germany. Approximately $4.6 million remains for additional borrowings under the agreement as of March 31, 1998.

  The Company also received $3,309,000 in subsidies from the German state of Saxony during the year ended March 31, 1998. The grant monies were also used for the construction and installation of the HTV system in Freiberg, Germany, and do not have to be repaid. The German State of Saxony has committed approximately an additional $1,160,000 toward completion and installation of this system.

 HTV System Expenditures

  The Company made payments aggregating $6,215,300 and $3,322,200 toward completion of its High Temperature Vitrification Systems during the years ended March 31, 1998 and 1997, respectively. These expenditures were funded through the issuance of additional securities, issuance of convertible debentures, receipt of governmental subsidies from the German government and through a credit line commitment and long term investment loan from the Dresdner Bank.

  The Company commenced full operations of the Freiberg, Germany HTV System on October 1, 1998 and commenced revenue generation.

 Cash Flows

  The Company had negative cash flows from operations of $5,297,300 in 1998, $2,277,400 in 1997 and $1,593,400 in 1996.

  The Company experienced negative cash flows from investing activities of $6,987,500, $3,664,500 and $3,487,400 in 1998, 1997 and 1996, respectively.
These negative cash flows were primarily the result of expenditures to construct the various HTV Systems currently under development.

  The Company's cash flows from financing activities were $11,791,800, $10,581,400 and $5,226,700 in 1998, 1997 and 1996, respectively. The Company's cash flows from financing activities primarily consists of the proceeds from the issuance of additional capital stock and convertible debentures as well as the proceeds from German governmental subsidies and a credit line and long term investment loan from the Dresdner Bank.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements between the Company and Schneider Downs & Co., Inc. on any matter of accounting principles or practices, financial statement disclosure, or the scope of auditing procedures.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Directors and Executive Officers of the Company, as of March 31, 1998, were as follows:

 NAME AND ADDRESS                        POSITION(S) HELD                   AGE
 ----------------                        ----------------                   ---
 Dr. Gerold Weser                        Chairman (since June, 1998)         52
  Dorfstrasse 12                         President (since November, 1997)
  D-22942                                Vice President, European
  Jersbek, Germany                       Operations
                                          (through November, 1997)
                                         President; Seiler TSB GmbH
                                         Director

 Werner Heim (1)                         Chairman of the Board (through      65
  Witikoenstrasse 311B                   June 1998),
  CH-8053                                President (through November
  Zurich, Switzerland                    1997),
                                         President; SEPC AG

 Alan B. Sarko                           Vice President; North American      50
  Seiler Pollution Control Systems, Inc. Operations
  555 Metro Place North                  Chief Financial Officer
  Dublin, Ohio, USA 43017                Secretary
                                         Treasurer
                                         Director

 Niklaus Seiler                          Vice President; System Research     60
  Conradin Zschokke-Strasse              Development
  CH-5312                                President; Seiler HT AG
  Dottingen, Switzerland                 Director

 Eckart H. Busch                         Director (since November, 1997)     57
  Petit Schoenberg 61
  CH-1700
  Fribourg, Switzerland

 Morris Douglas Jaffe, Jr.               Director (since May, 1998)          47
  711 Navarro Street
  Suite 707
  San Antonio, Texas USA 78205

--------
(1) Resigned from all positions held effective June 1998.

  Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have qualified.

  DR. GEROLD WESER served as Vice President of European Operations between January 1996 and November, 1997, having joined the Company in January 1995. He became a Director of the Company in May 1997. In November 1997, Dr. Weser was elected President and CEO and in June 1998 was elected Chairman of the Board. Dr. Weser serves as President of STSB GmbH. From 1993 until he began his association with Seiler, Dr. Weser was Chief Executive Officer and Administrator of Dr. Weser & Partner. From 1990 to 1993, Dr. Weser served as Managing Director of Centralsug, Hamburg/Stockholm, Sweden. Dr. Weser is also President of SABD GmbH.

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

  WERNER HEIM served as Chairman of the Board between June 1993 and June 1998 and President between March 1995 and November 1997. Mr. Heim is a Swiss national and he currently serves as President of SEPC AG, a position he has held since it was founded in November 1993. Mr. Heim's experience in international business development spans more than 30 years. From 1963 to 1971, Mr. Heim was employed by Friden Computer, which merged into Singer Corporation, where he served as Vice President. In 1971, Mr. Heim founded Swimex, a Swiss company that provided building materials and consulting services. In 1978, Swimex was sold to management. That same year, Mr. Heim founded Petrotech Holding AG, a holding company for businesses engaged in oil recovery and microbial waste processing. At the same time, Mr. Heim was a principal in MBR Bioreactor and he continued his association with both companies until 1988. From 1988 to 1991, Mr. Heim was Chairman of Biopore; a United States based company involved in a joint venture that centered on microfiltration research and development. From 1991 to 1993, Mr. Heim was an Industrial/Business Development Consultant for the following companies:
Clearwater Ltd., a firm engaged in biological clean-up of oil spills; Seiler SHT, a firm engaged in high temperature waste vitrification; Set AG, a firm specializing in insulating, security and high temperature glass production; and ASI Artificial Sensing Instruments, a firm engaged in bioprocess control and related activities.

  Mr. Heim received a Diploma in Economic Studies from School of Economics, St. Gallen, in 1956 and conducted post-graduate studies in 1957 at HEC in Paris. Subsequently, Mr. Heim was Assistant at the Institute of Economics in Switzerland, then appointed to be a full-time member of the Planning Board of the University of Zurich. Mr. Heim resigned from all positions held in June 1998.

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

  NIKLAUS SEILER has been a Director of the Company since 1984 and Vice President of System Research Development since 1996. Currently, Mr. Seiler also serves as President and Chief Executive Officer of Seiler Patent AG, a company involved in the development and operation of vitrification systems for waste processing.

In 1993, Mr. Seiler founded and became a Director of Seiler HT AG. Mr. Seiler has also been professionally associated with two other companies he founded: N & H Seiler Pumpenbau, 1974-1993, and Seiler Montageunternehmon, 1969-1974.

  With more than 30 years of technical/scientific experience with mechanical and thermochemical systems, Mr. Seiler's accomplishments include developing sludge pumping systems, contact dryers and incineration equipment. Mr. Seiler holds Swiss Patent #680656, October 15, 1992, High Temperature Vitrification System, which provides the basis for the proprietary Seiler System. Mr. Seiler devotes such time as he deems reasonable and necessary to the Company's business affairs and research.

  MORRIS D. JAFFE is currently Chairman of the Board and President of Jaffe Group, Inc. a closely held Texas corporation which is the parent company of the following subsidiaries: Comtran International, Inc. Lake LBJ Investment Corporation, Jaffe Energy, Inc. Jaffe Realty, Inc. and Jaffe International, Inc. Since 1995, Mr. Jaffe has been on the Board of Directors of Sino-Swearingen Aircraft Company, a Taiwan/U.S. joint venture company. He is a Board Member of Seven Q Seven, Inc., a Texas corporation, and from 1988 to 1990, Mr. Jaffe served on the Board of Directors of Apache Corporation.

  ECKART BUSCH is a Swiss National with more than 30 years of international financial, business and engineering experience. He has worked on many government projects and joint ventures throughout the world. Two years ago, Mr. Busch founded Busch Consultants, a global international environmental, engineering and financial consulting company. Before launching his own company, Mr. Busch was Project Development Manager for the Middle East for ALCATEL's SEL Standard Electric Lorenz Company for six years. Prior to that, Mr. Busch served for more than twelve years the Group of Glencore, an international Swiss company that traded in oil, aluminum and metals.

ITEM 11. EXECUTIVE COMPENSATION

BOARD OF DIRECTORS FEES

  Except as noted, for the fiscal year ended March 31, 1998, members of the Board of Directors did not receive any fees for attending meetings of the Board of Directors. The Company's policy is to reimburse Board members for their expenses incurred to attend Board meetings. Officers of the Company who are also Directors do not receive any fees.

EXECUTIVE COMPENSATION

  The following table sets forth information concerning the Chief Executive Officer of the Company and the Company's executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                             ANNUAL AWARDS                       AWARDS
                                   ---------------------------------- ----------------------------
                                                                      SECURITIES
NAME AND                                               OTHER ANNUAL   UNDERLYING     ALL OTHER
PRINCIPAL POSITION                 YEAR (1)  SALARY  COMPENSATION (6) OPTIONS (#) COMPENSATION (7)
------------------                 -------- -------- ---------------- ----------- ----------------
Gerold Weser                         1998   $150,000        --              --           --
 Vice President (4)                  1997    150,000        --              --           --

Werner Heim                          1998    150,000        --              --           --
 Chairman CEO, President (2)         1997    150,000        --              --           --
                                     1996    150,000        --          300,000          --

Alan B. Sarko                        1998    150,000        --              --         7,500
 Vice President, CFO,                1997    150,000        --              --         7,500
 Secretary, Treasurer (3)            1996    105,000        --          200,000        5,250

Niklaus Seiler                       1998    150,000        --              --           --
 Vice President (5)                  1997    150,000        --              --           --

--------
(1) For the fiscal year ended March 31 of the year listed below.

(2) Became an executive officer in August 1994, resigned as Chairman effective June, 1998 resigned as President and CEO, November 1997.

(3) Became an executive officer in March 1995.

(4) Became an executive officer in January 1996. Elected Chairman effective June, 1998. Elected President and CEO effective November 1997.

(5) Became an executive officer in June 1996.

(6) Individual amounts are not material.

(7) Pension benefits.

OPTION EXERCISES & VALUES

  None of the persons identified in the Summary Compensation Table above were granted any stock options during the fiscal year ended March 31, 1998 nor have any of the persons identified in the table exercised any stock options during the fiscal year ended March 31, 1998 that were granted in previous fiscal years.

RETIREMENT PLAN

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

EMPLOYMENT CONTRACTS, TERMINATIONS OF EMPLOYMENT, AND CHANGES IN CONTROL AGREEMENTS

  As reported in the Company's quarterly report ended June 30, 1996, Seiler entered into employment agreements dated June 29, 1996, with Werner Heim, Alan
B. Sarko, Niklaus Seiler and Gerold Weser. The complete agreements were reproduced in the quarterly report cited and the description is hereby incorporated by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company has no compensation committee; rather the Company's Board of Directors performs the functions that would otherwise be performed by a compensation committee. Mr. Weser, Chairman of the Board and CEO, Mr. Heim, Chairman of the Board (through June, 1998) and President (through November
1997) of
the Company, Mr. Sarko, Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, and Mr. Niklaus Seiler, Vice President, serve or served (as indicated) on the Company's Board of Directors. As members of the Board and in view of the fact that the Company does not have a compensation committee, Messrs. Sarko, Weser and Seiler currently participate in deliberations concerning executive officer compensation. Mr. Heim has loaned the Company, as of March 31, 1998, the sum of $94,492 on an interest-free basis with the understanding that such amounts will be repaid on a mutually agreed-upon future date. Included in this loan amount are amounts advanced to Seiler Umwelttechnik AG, a related party through common owners and directors, on behalf of Mr. Heim. Seiler Umwelttechnik AG leases a building to Seiler HT which houses the HTV system in Dottingen, Switzerland.

STOCK OPTION PLAN

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

  Options are nontransferable and are exercisable during a term of not more than 10 years from the date of grant. The options are issued in such amounts and at such prices as determined by the Board of Directors, except that the option price of each grant shall not be less than 85% (eighty-five percent) of the fair market value of such shares on the date the options are granted. As of the record date, all options except 72,000 under the 1993 Plan have been granted. A total of 425,000 options have been granted under the 1994 Plan, including 100,000 to Mr. Sarko and 100,000 to Mr. Heim. All options under the 1995 Plan have been granted, including 300,000 options to Mr. Seiler and 200,000 options each to Messrs. Heim, Sarko and Weser. A total of 1,315,000 options have been granted under the 1996 Plan, none to directors or executive officers of the Company. See the Summary Compensation Table and the accompanying stock options tables presented above.

RELATED PARTY TRANSACTIONS

  See Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be the beneficial owners of more than 5% of the 27,874,689 shares of the Company's outstanding $.0001 par value Common Stock as of September 15, 1998. Each person has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

      NAME AND ADDRESS OF                     AMOUNT AND NATURE OF   PERCENT OF
      BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP     CLASS
      -------------------                     --------------------   ----------
      Wilfried Groote                              2,500,000           8.97%
       28 rue Emile de Loth
       98000 Monaco
       Monte Carlo
      Dominion Capital Fund, LTD.                  2,414,608           8.66%
       c/o Thomson Kernaghan & Company Ltd.
       365 Bay Street, 10th Floor
       Toronto, Ontario
       Canada M5H 2V2
      Sovereign Partners LP                        1,541,206           5.53%
       c/o Thomson Kernaghan & Company Ltd.
       365 Bay Street, 10th Floor
       Toronto, Ontario
       Canada M5H 2V2

  (b) Security Ownership of Management. The number and percentage of shares of Common Stock owned of record and beneficially by each current officer and director of the Company and by all current officers and directors of the Company as a group, are as follows as of September 15, 1998. Each individual has beneficial ownership of the shares and sole voting power and sole investment power with respect to the number of shares beneficially owned.

      NAME AND ADDRESS OF                      AMOUNT AND NATURE OF PERCENT OF
      BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP   CLASS
      -------------------                      -------------------- ----------
      Werner Heim (3)                                 405,500          1.44%
       Seestrasse 17
       CH-8702
       Zollikon 2, Switzerland
      Alan B. Sarko                                   300,000          1.06%
       Seiler Pollution Control
       Systems, Inc.
       555 Metro Place North
       Dublin, Ohio USA 43017
      Niklaus Seiler                                  625,000          2.22%
       Seiler Hochtemperatur--Trennanlagen AG
       Conradin Zschokke-Strasse
       CH-5312
       Dottingen, Switzerland
      Dr. Gerold Weser                                200,000           .71%
       Seiler TSB GmbH
       Dorfstrasse 12
       D-22941
       Jersbek, Germany
      Eckart Busch                                        --            --
       Petit Schoenberg 61
       CH-1700
       Fribourg, Switzerland
      Morris Douglas Jaffe                                --            --
       711 Navarro Street
       Suite 707
       San Antonio, Texan USA 78205
      All Officers and Directors
       As a Group (5 Persons)                       1,530,000          5.28%

--------
(1) Except for 105,500 shares owned by Mr. Heim and the 325,000 shares owned beneficially by Niklaus Seiler, the balance of the shares represented below (1,100,000) are in the form of options to purchase shares of Seiler Common Stock. The options are presently exercisable but are not transferable. The options were granted pursuant to the Company's 1993 Non-Statutory Stock Option Plan, 1994 Non-Statutory Stock Option Plan or 1995 Non-Statutory Stock Option Plan.

(2) The percentage shown has been determined by dividing the number of options and shares held by the named person by the sum of the 27,874,689 outstanding shares and the option shares held by the above referenced persons while the number of shares indicated for all officers and directors as a group includes 1,100,000 options which were added to the total number of shares outstanding in order to determine percentage interest.

(3) Mr. Heim resigned from all positions held with the Company effective as of June 1998.

  The Company does not know of any arrangements or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  PTI Management AG, a stockholder of the Company has, from time to time, loaned the Company sums of money on an interest-free basis. The principal sum due and outstanding, as of March 31, 1998, was $89,085. The repayment date has not been determined.

  Additionally, Mr. Heim has individually loaned funds to the Company. As of March 31, 1998, the sum of $94,492 was outstanding on an interest-free basis with the understanding that the loan is to be repaid to Mr. Heim on a future mutually agreed-upon date. Included in this loan amount are amounts advanced to Seiler Umwelttechnik AG, a related party through common owners and directors, on behalf of Mr. Heim. Seiler Umwelttechnik AG leases a building to Seiler HT which houses the HTV system in Dottingen, Switzerland.

  The Company has paid during the year ended March 31, 1998, to its sole supplier, Seiler HT AG, a total of $6,215,300 towards the purchase of its initial High Temperature Vitrification System. Seiler HT AG on behalf of the Company constructs system plants, tests the system and performs research and development services on an ongoing basis. Mr. Niklaus Seiler, Vice President and a director of the Company, is the founder and a director of Seiler HT AG.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Reference is herewith made to the reports on audits of consolidated financial statements.

  (b) During the last quarter of the Company's fiscal year ended March 31, 1998, the Company did not file any reports on Form 8-K.

  (c) Exhibits.

     NO. DESCRIPTION
     --- -----------
     10. Convertible Debentures
     27. Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 1998                   Seiler Pollution Control Systems,
                                           Inc.

                                                     /s/ Alan B. Sarko
                                          By___________________________________
                                               Alan B. Sarko, Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerold Weser            Chairman, President, CEO    Dated: October 27, 1998
-------------------------
Dr. Gerold Weser

/s/ Alan B. Sarko           Vice President, Treasurer,  Dated: October 27, 1998
-------------------------   Secretary, Chief Financial
Alan B. Sarko               Officer, Director

/s/ Niklaus Seiler          Vice President, Director    Dated: October 27, 1998
-------------------------
Niklaus Seiler

/s/ Eckart H. Busch         Director                    Dated: October 27, 1998
-------------------------
Eckart H. Busch

/s/ Morris D. Jaffe, Jr.    Director                    Dated: October 27, 1998
-------------------------
Morris D. Jaffe, Jr.

SUPPLEMENTAL INFORMATION

  Supplemental Information to be Furnished With reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                                AND SUBSIDIARIES
                                  DUBLIN, OHIO

             Report on Audits of Consolidated Financial Statements

               For the years ended March 31, 1998, 1997 and 1996

                                    CONTENTS

                                                                          PAGE
                                                                          -----
INDEPENDENT AUDITORS' REPORT.............................................    23
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets, March 31, 1998 and 1997...................    24
  Consolidated Statements for the years ended March 31, 1998, 1997 and
   1996:
    Operations...........................................................    25
    Changes in Stockholders' Equity......................................    26
    Cash Flows...........................................................    27
  Notes to Consolidated Financial Statements............................. 28-37

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Seiler Pollution Control Systems, Inc.
Dublin, Ohio

  We have audited the accompanying consolidated balance sheets of Seiler Pollution Control Systems, Inc. and Subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Seiler SEPC AG, a wholly owned subsidiary, and Seiler AG's fifty percent owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH (March 31, 1998 only), which statements reflect identifiable assets of $12,951,005 and operating losses of $6,723,282. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, in so far as it relates to the amounts included for Seiler SEPC AG and its Subsidiary, is based solely on the report of the other auditors.

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

  In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seiler Pollution Control Systems, Inc. and Subsidiaries at March 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Schneider Downs & Co., Inc.

Columbus, Ohio
September 21, 1998 (except for notes 1,9,13 and 14 as to which the date is October 13, 1998)

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
CURRENT ASSETS
  Cash................................................. $   383,234 $ 4,188,278
  Prepaid expenses and sundry receivables..............     143,104     207,066
                                                        ----------- -----------
  Total Current Assets.................................     526,338   4,395,344
OTHER ASSETS
  Licensing agreements, less accumulated amortization
   of $1,495,384 and $1,178,048 in 1998 and 1997,
   respectively (Note 5)...............................   3,264,619   3,581,952
  Other assets.........................................     457,670      27,776
  Vetrotherm option....................................         --      167,920
  Advances to related party (Note 3)...................         --      516,832
                                                        ----------- -----------
                                                          3,722,289   4,294,480
NET REALIZABLE ADVANCES FOR
 HIGH TEMPERATURE VITRIFICATION SYSTEMS................   3,316,809   6,197,524
PROPERTY, PLANT, AND EQUIPMENT--NET (Note 6)
  Equipment, Buildings and Land........................   3,861,664     356,084
  High temperature vitrification systems (Note 4)......   5,151,960   4,320,722
                                                        ----------- -----------
                                                          9,013,624   4,676,806
                                                        ----------- -----------
                                                        $16,579,060 $19,564,154
                                                        =========== ===========

                                  LIABILITIES

                                                               MARCH 31
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
CURRENT LIABILITIES
  Accounts payable..................................... $ 1,270,396 $ 1,005,577
  Accrued expenses.....................................     514,665     637,337
                                                        ----------- -----------
    Total Current Liabilities..........................   1,785,061   1,642,914
LONG-TERM DEBT
  Licensing agreements payable (Note 5)................   1,977,250   1,977,250
LOANS PAYABLE
  Stockholders (Note 7)................................     677,781     913,627
  Bank (Note 8)........................................   3,501,858         --
DEFERRED INCOME--GOVERNMENT SUBSIDIES (Note 8).........   3,309,662         --
MINORITY INTEREST......................................      88,098   1,880,000
                                                        ----------- -----------
                                                         11,339,710   6,413,791

                              STOCKHOLDERS' EQUITY

COMMON STOCK
  Common stock, $.0001 par value; authorized
   35,000,000 shares, issued and outstanding
   3,943,418 and 3,523,685 shares at March 31,1998
   and 1997, respectively...........................         394          352
ADDITIONAL PAID IN CAPITAL..........................  31,007,211   26,540,202
ACCUMULATED DEFICIT................................. (23,042,876) (12,906,183)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT.............  (2,725,379)    (484,008)
                                                     -----------  -----------
                                                       5,239,350   13,150,363
                                                     -----------  -----------
                                                     $16,579,060  $19,564,154
                                                     ===========  ===========

                See notes to consolidated financial statements.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                             1998         1997        1996
                                          -----------  ----------  ----------
OPERATING EXPENSES
  Research and development (Note 4)...... $ 5,638,450  $  186,350  $  181,281
  Valuation adjustment of High
   Temperature
   Vitrification Systems (Note 4)........   2,696,855   1,542,200         --
  General and administrative.............   1,644,901   1,752,218     325,600
  Salaries, wages and related fringe
   benefits..............................     800,607     830,705     371,980
  Professional and other consulting fees
   (net of consulting revenue)...........     382,813     767,443     546,835
  Depreciation and amortization (Note
   5)....................................     358,603     445,136     323,146
                                          -----------  ----------  ----------
LOSS FROM OPERATIONS.....................  11,522,229   5,524,052   1,748,842
  Interest expense (Notes 5, 7 and 8)....     455,987      34,060      56,153
  Interest income........................     (49,622)     (1,612)     (2,573)
                                          -----------  ----------  ----------
LOSS BEFORE MINORITY INTEREST............  11,928,594   5,556,500   1,802,422
  Minority interest......................   1,791,901         --       (5,695)
                                          -----------  ----------  ----------
NET LOSS................................. $10,136,693  $5,556,500  $1,796,727
                                          ===========  ==========  ==========
LOSS PER COMMON SHARE.................... $      2.82  $     1.71  $     0.64
                                          ===========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.............................   3,594,679   3,249,249   2,821,275
                                          ===========  ==========  ==========


                See notes to consolidated financial statements.

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                           COMMON STOCK    ADDITIONAL                 CURRENCY
                         -----------------   PAID-IN   ACCUMULATED   TRANSLATION
                          SHARES   AMOUNTS   CAPITAL     DEFICIT     ADJUSTMENT      TOTAL
                         --------- ------- ----------- ------------  -----------  -----------
BALANCE, MARCH 31,
 1996................... 3,087,595  $309   $17,897,081 $ (7,349,683) $   856,606  $11,405,857
  Exercise of stock
   options under the
   1993 Non-Statutory
   Stock Option Plan....     9,500     1       194,619          --           --       194,625
  Exercise of stock
   options under the
   1996 Non-Statutory
   Stock Option Plan....    83,333     8       874,950          --           --       875,000
  Issuance of common
   stock for cash.......   236,510    24     3,601,019          --           --     3,601,161
  Acquisition of
   majority owned
   subsidiary (See Note
   2)...................       --    --      2,820,000          --           --     2,820,000
  Debentures converted
   into stock...........   106,747    10     1,150,770          --           --     1,150,834
  Foreign currency
   translation
   adjustment...........       --    --            --           --    (1,340,614)  (1,340,614)
  Net loss..............       --    --            --    (5,556,500)         --    (5,556,500)
                         ---------  ----   ----------- ------------  -----------  -----------
BALANCE, MARCH 31,
 1997................... 3,523,685   352    26,540,202  (12,906,183)    (484,008)  13,150,363
  Exercise of stock
   options under the
   1996 Non-Statutory
   Stock Option Plan....     3,066   --         10,051          --           --        10,051
  Issuance of common
   stock for cash.......   416,667    42     1,999,958          --           --     2,000,000
  Issuance of
   convertible
   debentures...........       --    --      2,457,000          --           --     2,457,000
  Foreign currency
   translation
   adjustment...........       --    --            --           --    (2,241,371)  (2,241,371)
  Net loss..............       --    --            --   (10,136,693)         --   (10,136,693)
                         ---------  ----   ----------- ------------  -----------  -----------
BALANCE, MARCH 31,
 1998................... 3,943,418  $394   $31,007,211 $(23,042,876) $(2,725,379) $ 5,239,350
                         =========  ====   =========== ============  ===========  ===========


                 See notes to consolidated financial statements

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                             1998         1997         1996
                                         ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................  $(10,136,693) $(5,556,500) ($1,796,727)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Valuation adjustment of HTV
     Systems...........................     2,696,855    1,542,200          --
    Depreciation and amortization......       320,205      322,555      323,146
  Changes in assets and liabilities:
    Prepaid expenses and sundry
     receivables.......................     1,927,350      (64,670)     (73,637)
    Deposits...........................       (15,734)       1,872      (18,090)
    Other Assets.......................      (331,236)     (58,995)         --
    Accounts payable...................       297,977      826,631      236,504
    Accrued expenses...................       (56,033)     709,551       (9,439)
                                         ------------  -----------  -----------
      Net Cash Used In Operating
       Activities......................    (5,297,309)  (2,277,356) ($1,338,243)
CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and
   equipment...........................      (772,125)    (342,300)    (261,048)
  Advances for High Temperature
   Vitrification Systems...............    (6,215,348)  (4,505,562)  (3,226,377)
                                         ------------  -----------  -----------
      Net Cash Used In Investing
       Activities......................    (6,987,473)  (4,847,862)  (3,487,425)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
   stock...............................     2,010,051    5,821,620    5,163,000
  Proceeds from issuance of convertible
   debentures..........................     2,457,000          --           --
  Proceeds from Government Subsidy.....     3,728,266          --           --
  Proceeds from bank loan..............     4,371,592          --           --
  Payments on loans payable--
   stockholder.........................      (775,159)     (48,292)    (139,057)
  Acquisition of majority owned
   subsidiary..........................           --     2,820,000          --
  Minority interest incurred with
   acquisition of majority owned
   subsidiary..........................           --     1,880,000          --
  Advances from related party..........           --       108,070     (624,902)
                                         ------------  -----------  -----------
      Net Cash Provided By Financing
       Activities......................    11,791,750   10,581,398    4,399,041
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH..................................    (3,312,012)     531,747      (34,741)
                                         ------------  -----------  -----------
      Net (Decrease) Increase In Cash..    (3,805,044)   3,987,927     (461,368)
CASH--BEGINNING OF YEAR................     4,188,278      200,351       89,220
                                         ------------  -----------  -----------
CASH--END OF YEAR......................  $    383,234  $ 4,188,278  ($  372,148)
                                         ============  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid during the year for:
    Interest...........................  $    367,107  $    31,778  $    56,153
                                         ============  ===========  ===========

                See notes to consolidated financial statements.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998, 1997 AND 1996

NOTE 1--NATURE OF BUSINESS AND LIQUIDITY

  Seiler Pollution Control Systems, Inc. (the Company) was incorporated under the laws of the State of Delaware in 1983 as World Imports--USA, Inc. The Company's initial business plans were unsuccessful and the Company was inactive during the fiscal years ended March 31, 1990 through 1993. Following a change of control in 1993, World Imports changed its name to Seiler Pollution Control Systems, Inc. (SPCS). The Company presently is an environmental service and equipment company which acquired the rights to a technology called High Temperature Vitrification (HTV) which treats a potentially wide variety of waste products. The HTV process transforms hazardous waste into non-toxic substances which can either be stored in a non-hazardous waste landfill or recycled.

  The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $10,136,693 for the year ended March 31, 1998, and as of March 31, 1998 had an accumulated deficit of $23,042,876. The Company expects to incur substantial expenditures to complete the first commercial HTV Systems (including operational start up costs) and to develop and market additional systems. The Company's financial position at March 31, 1998 plus limited revenue will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources to enable it to continue operations with available resources.

  Management understands the concern of moving the Company from a start-up enterprise to a position where it is commercially acceptable in the marketplace. Accordingly, the Company has developed a plan that is based on steps that will attempt to build a foundation for Seiler. The first of these steps entailed going through a long testing period for the HTV system that demonstrated the capabilities of the technology. To do this, the Company set up laboratory and pilot testing facilities and went through the environmental permitting process to obtain exempt status for the recycling facilities. Several different waste feedstocks were tested from a wide variety of governmental and private business waste generators.

  The Company started out with only equity financing on a small scale with the idea of reserving long term debt and project financing for substantive projects. The Company has secured research and development contracts from both Radian International on behalf of the United States Air Force and the Edison Materials Technology Center, (a partnership between the State of Ohio and private entities). With these research and development projects Seiler has been able to formulate several glass-ceramic products from waste feedstocks. The Company has therefore established a capability to process waste materials into usable products and generate revenues for both processing the waste and for selling the resultant glass-ceramic.

  The Company has developed business plans to secure financing both through equity and long term debt project financing. The financing currently sought is between $10-25 million. Use of proceeds of this money will go directly to building HTV recycling facilities and low-level nuclear waste handling facilities as well as handling the ongoing administrative obligations of the Company.

  The Company is also in the process of attempting to attract private equity funding as well as continuing to secure government environmental grants similar to those received for the Freiberg, Germany and Coshocton, Ohio projects. The financing currently sought will finish the Freiberg facility and allow the Company to move forward with four other projects which include constructing HTV facilities in Coshocton, Ohio; Sacramento, California; an auto-shredder facility in Emmenbruke, Switzerland; and a low-level nuclear prototype facility in Seibersdorf, Austria. Management anticipates revenues generated from these projects will not only finance the debt but also generate cash flow and profits for the Company's future.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 1--NATURE OF BUSINESS AND LIQUIDITY (CONTINUED)

  The Company must meet certain requirements in order to maintain its Nasdaq Smallcap Listing. The requirements include a $1 minimum bid price, certain quantitative requirements, and the adoption of corporate governance requirements. As of October 13, 1998 the Company has not satisfied the Nasdaq Smallcap Listing Requirements and has been delisted from the exchange.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied by management in the preparation of the accompanying financial statements follows.

  The consolidated financial statements include Seiler Pollution Control Systems, Inc., and its wholly owned subsidiaries, Seiler Pollution Control Systems International, Inc., (SPCSI) (incorporated in Delaware), Seiler SEPC AG (Seiler AG) (incorporated in Switzerland), and Seiler AG's 50%, owned subsidiary, Seiler Trenn-Schmeizanlagen Betriebs GmbH (Seiler TSB) (incorporated in Germany) and the Company's majority (60%) interest in Seiler Nuclear Control, Inc. (SNC) (incorporated in New Jersey). The statements reflect the financial position, results of operations and cash flows of SPCS and its wholly owned and majority owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Stock options and convertible debentures were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

  All costs incurred in connection with the sale of the Company's common stock have been recorded as a reduction of additional paid in capital.

  For subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and the statements of operations and cash flows are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity. Net foreign currency transaction gains and losses are included in operations.

  The Company adopted the following accounting standards during the year ended March 31, 1998: (1) The Company has adopted SFAS No. 128, "Earnings per Share," issued in February 1997. This statement requires

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not impact previously reported earnings per share amounts, (2) In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. The Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net income and unrealized gains and losses from currency translation, (3) A new accounting rule, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. The implementation of SFAS No. 131 required the disclosure of segment information in the same basis that is used internally for evaluating segment performance and allocating resources to segments. The adoption of this standard did not have a financial impact on the Company.

  Certain amounts in previously issued financial statements were reclassified to conform to 1998 presentations.

NOTE 3--RELATED PARTY TRANSACTIONS

  The Company acquired two licensing agreements from Maxon Finance and Trade, Ltd., S.A. (Maxon) who owns 300,000 shares of the Company's outstanding shares of common stock, representing an approximate 1.3% and 1.4% ownership interest at March 31, 1998 and 1997, respectively. (See Note 5.)

  The Company has a note payable to PTI Management AG (PTI), a stockholder owning 1,450,000 and 2,750,000 shares of the Company's outstanding common stock at March 31, 1998 and 1997, respectively, representing an approximate 6.1% and 13.0 % ownership interest at March 31, 1998 and 1997 respectively. (See Note 7.)

  The Company had advanced $516,832 to Seiler Hochtemperatur Trennanlagen AG (Seiler HT) as of March 31, 1997. A majority of the outstanding shares of Seiler HT is owned by a director of the Company. The advances have been presented as payments toward completion of the HTV system for the year ended March 31, 1998.

  Prior to November 30, 1997 the Company's wholly-owned Swiss subsidiary, SEPC AG owned 90% of the German company Seiler TSB and Dr. Gerold Weser, Seiler Vice President of European Operations and President of TSB, owned the remaining 10%. On November 30, 1997, Dr. Weser contributed capital to Seiler TSB in exchange for an additional 40% interest in the company, which reduced Seiler AG's ownership interest in Seiler TSB to 50%. As a result of this transaction, the minority interest has been adjusted to reflect Dr. Weser's additional ownership interest in Seiler TSB. The operating results and financial position of Seiler TSB have been consolidated with these financial statements since the Company owns and controls the license agreements underlying the HTV technology.

NOTE 4--HIGH TEMPERATURE VITRIFICATION SYSTEMS

  The HTV system is a patented high temperature converter/melter which supplies the energy necessary to provide final chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts.

  Seiler SEPC AG, the Company's wholly owned subsidiary, entered into three contracts with Seiler HT to construct in Dottingen, Switzerland (1) a full scale commercial HTV system, (2) a second production line for the commercial system and (3) a pilot system that will ultimately be used for purposes of testing and developing

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 4--HIGH TEMPERATURE VITRIFICATION SYSTEMS (CONTINUED)

commercial systems. Currently, SEPC AG has only advanced funds to Seiler HT under contracts 1 and 3. According to management, it is unlikely that construction will ever begin under the second contract. Contract number one is for the sum of 9 million Swiss francs and contract number three is for 3 million Swiss francs. The Company does not have legal title of ownership to any HTV system possessed by Seiler HT and therefore has accounted for the advances to Seiler HT as advances for the construction of the systems. The Company has requested delivery of these systems and has been refused. In management's opinion, they plan to take ownership of the systems and resolve this issue in their favor.

  The contracts provide that the systems will be delivered to Seiler SEPC AG upon their completion. Certain additional costs for research and development and cost overruns have been advanced by SEPC AG to Seiler HT and have been presented in the financial statements for the period in which the expenditures occurred as a charge to income. Through March 31, 1998, SEPC AG had advanced $10,125,000 to Seiler HT for construction of these systems under the contracts. For the year ended March 31, 1998, SEPC AG has reduced the advances for the HTV Systems under contracts 1 and 3 to their net realizable values of 6 million Swiss francs and 450,000 Swiss francs. Accordingly, research and development costs of $1,200,000 and a valuation adjustment of $2,696,855 were recorded for the year ended March 31, 1998.

  The Company's fifty percent owned subsidiary, Seiler TSB, entered into a contract with Seiler HT to construct a commercial HTV System in Freiberg, Germany. The contract provides that the system will be constructed on Seiler TSB's site in Freiberg. Therefore, the system has been presented as a component of property and equipment in the financial statements. Certain additional costs for research and development and cost overruns have been advanced by Seiler TSB to Seiler HT and have been presented in the financial statements for the period in which the expenditures occurred as a charge to income. Through March 31, 1998, Seiler TSB had advanced $5,152,000 to Seiler HT for construction of the system under the contract.

  The Company's sixty percent owned subsidiary, SNC advanced funds to Seiler SEPC AG who in turn advanced the funds to Seiler HT for purpose of developing technology that will process low level nuclear waste. A purchase order has been issued between SNC and SEPC AG and SNC has agreed to provide funds of $5,000,000 to develop the low level nuclear waste technology. Through March 31, 1998, SNC advanced approximately $4.7 million to Seiler AG, who in turn advanced the funds to Seiler HT, toward construction of this system. As of March 31, 1998, management determined that $4,437,000 million of the advances were for research relating to the processing of low level nuclear waste and accordingly recorded this amount as research and development expense. The remaining $200,000 in advances for the construction of the system is presented along with the advances from Seiler AG to Seiler HT.

  The net realizable value of the advances under each of the arrangements has been determined based upon the expected future cash flows that will be realized upon completion and operation of each of these systems.

  The contract between TSB and Seiler HT has been presented under the caption HTV System in the accompanying financial statements and has been classified as property and equipment in the accompanying financial statements since it is management's intention, upon completion, testing, delivery and permitting, to own and operate these systems to process waste on a commercial basis in Germany. Amortization of the cost of these systems has not been provided for in the accompanying financial statements since the systems are still under construction and are not yet operating commercially. The contracts between Seiler SEPCAG, SNC and Seiler HT have been presented as net realizable advances for HTV Systems until such time the completed systems are delivered to the Company.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 5--LICENSING AGREEMENTS

  The Company entered into two separate licensing agreements in 1993 with Maxon, a stockholder of the Company, and a corporation organized under the laws of Panama. The agreements, as amended in March of 1994, are for an exclusive field-of-use license to use the proprietary information, including the patent rights, worldwide for the High Temperature Vitrification System. Licensing fees aggregating $5,000,000 are to be paid under the terms of the agreements. These fees have been discounted at 7%, resulting in a net capitalized cost of $4,760,000. These agreements are for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire. Amortization expense was $317,336 for each of the years ended for March 31, 1998, 1997, and 1996 respectively.

  Maxon modified its note agreement terms with the Company in February 1996 by extending the payment terms to December 31, 2000. Subsequent to March 31, 1996, the Company modified the terms of the agreement again to begin payments in June 1998 extending through December 31, 2002. These modifications reduced the effective interest rate from 7%, per the original agreement, to approximately 1%.

  On October 20, 1998, Maxon agreed to convert the outstanding debt of $1,977,250 plus accrued interest of approximately $79,000 to 3,333,333 shares of common stock.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT--NET

  Property, plant and equipment consists of the following at March 31, 1998 and 1997:

                                                                1998      1997
                                                             ---------- --------
     Equipment.............................................. $  731,691 $ 31,969
     Buildings and land.....................................  3,129,973  324,115
                                                             ---------- --------
                                                             $3,861,664 $356,084
                                                             ========== ========

NOTE 7--LOANS PAYABLE--STOCKHOLDERS

  In June 1998, Werner Heim resigned from the Board of Directors of Seiler Pollution Control Systems, Inc. as well as from the Board of Directors of Seiler Nuclear Control, Inc. Dr. Gerold Weser was appointed as Chairman of the Board of Seiler Pollution Control Systems, Inc. and was also appointed to the Board of Directors of Seiler Nuclear Control, Inc.

  Gerold Weser, Chairman of the Board of Directors and President, has made unsecured non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balance at March 31, 1998 was $115,470.

  Werner Heim, former Chairman of the Board of Directors and a stockholder, has made unsecured, non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balances at March 31, 1998 and 1997 were $94,492 and $824,542, respectively. The balance at March 31, 1998 was reduced by a payment to Seiler Umwelttechnik AG, a related party through common stockholders and directors, on behalf of Mr. Heim. Seiler Umwelttechnik leases a building to Seiler HT which houses the HTV systems in Switzerland.

  PTI advanced $105,000 to the Company. The advances are unsecured, non-interest bearing and have no maturity date. The balance due to PTI was $89,085 at March 31, 1998 and 1997.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 8--LOANS PAYABLE--BANK

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

NOTE 9--CONVERTIBLE DEBENTURES

  The Company received $2,457,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Fifty percent of the debentures are convertible into shares of common stock at the option of the debenture holder at the lesser of (a) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the closing date, or (b) 75% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that are after the earlier of the registration effective date or 120 days following the closing date. The purchaser may convert the debentures into common stock at the lesser of (1) 120% of the five day average bid price for the 5 trading days immediately preceding the closing date or (b) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that after 120 days following the closing date. The remaining 50% of the debentures may be converted at 75% or 65% of the five day average closing bid price within or without 120 days following the closing date respectively. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. Interest of $73,600 has accrued since the convertible debenture issuance.

  For purposes of the accompanying financial statements, the convertible debentures are recorded as additional paid in capital since the debenture agreement does not provide for repayment of the debenture in cash and requires a mandatory conversion into common stock no later than thirty-six months after issuance.

  Subsequent to March 31, 1998, the Company issued convertible debentures in the amount of $450,000 bearing interest at 7% and convertible at a discount from market of 35%.

NOTE 10--INCOME TAXES

  For the years ended March 31, 1998, 1997, and 1996 there was no provision for current and deferred federal, state or foreign income taxes.

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Deferred income taxes recorded in the balance sheets at March 31, 1998 and 1997 include a deferred tax asset related to federal net operating loss carryforwards of approximately $6,650,000 and $6,080,000 which have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amount of the deferred tax asset, as the Company is not assured that it is more likely than not that these benefits will be realized. The loss carryforwards expire through March 31, 2013 if not fully utilized.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 10--INCOME TAXES (CONTINUED)

  A reconciliation between the statutory federal income tax rate and the effective income tax rates based on continuing operations for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                        AMOUNT                       PERCENT
                          ------------------------------------  ---------------------
                             1998         1997         1996     1998    1997    1996
                          -----------  -----------  ----------  -----   -----   -----
Net Loss................  $10,136,693  $ 5,556,500  $1,615,446  100.0%  100.0%  100.0%
                          ===========  ===========  ==========  =====   =====   =====
Statutory U.S. federal
 income tax benefit.....  $(3,446,500) $(1,889,200) $ (549,300) (34.0)% (34.0)% (34.0)%
Operating losses with no
 current tax benefits...    1,703,300      506,200     327,600   19.0     9.1    20.3
Effect of foreign
 operations.............    1,743,200    1,383,000     221,700   15.0    24.9    13.7
                          -----------  -----------  ----------  -----   -----   -----
Provision for Income
 Taxes..................          --           --          --     --      --      --
                          ===========  ===========  ==========  =====   =====   =====

NOTE 11--PENSION PLAN

  The Company adopted a Simplified Employee Pension Plan (SEP) for the benefit of its eligible employees. The plan enables the employee to contribute up to a maximum of 10% of their base salary through a salary reduction and requires the Company to make a 5% contribution. For the years ended March 31, 1998 and 1997, the Company charged $12,000 and $10,000, respectively to operations for plan contributions.

NOTE 12--STOCK OPTIONS

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

  The following table summarizes Common Stock options outstanding as of March 31, 1998:

                               PRICE PER  SHARES    SHARES     SHARES    SHARES
         DATE GRANTED            SHARE    GRANTED  EXERCISED OUTSTANDING EXPIRED
         ------------          --------- --------- --------- ----------- -------
1993 Stock Option Plan: (1,000,000 Shares Authorized)
  June 14, 1993...............   $2.00     338,000  338,000        --      7,000
  June 30, 1993...............   $1.70      55,000   40,000        --     15,000
  September 30, 1993..........   $3.61     450,000   50,000        --    400,000
  November 1, 1996............   $0.75     500,000    5,000    495,000       --
                                         ---------  -------    -------   -------
    Total outstanding.........           1,343,000  433,000    495,000   422,000
                                         =========  =======    =======   =======
1994 Stock Option Plan: (500,000 Shares Authorized)
  February 22, 1995...........  $1.275     175,000  175,000        --        --
  March 29, 1995..............  $1.275     150,000   25,000    125,000       --
  February 1, 1996............  $2.10      100,000      --     100,000       --
                                         ---------  -------    -------   -------
    Total outstanding.........             425,000  200,000    225,000       --
                                         =========  =======    =======   =======

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 12--STOCK OPTIONS (CONTINUED)

                               PRICE PER  SHARES    SHARES     SHARES    SHARES
         DATE GRANTED            SHARE    GRANTED  EXERCISED OUTSTANDING EXPIRED
         ------------          --------- --------- --------- ----------- -------
1995 Stock Option Plan: (1,000,000 Shares Authorized)
  December 1, 1995............   $1.65     200,000      --      200,000    --
  February 1, 1996............   $2.10     800,000      --      800,000    --
                                         ---------  -------   ---------    ---
    Total outstanding.........           1,000,000      --    1,000,000    --
                                         =========  =======   =========    ===
1996 Stock Option Plan: (2,000,000 Shares Authorized)
  May 9, 1996.................   $1.75     650,000  500,000     150,000    --
  January 2, 1997.............   $3.14      40,000      --       40,000    --
  September 10, 1997..........   $2.00     625,000      --      625,000    --
                                         ---------  -------   ---------    ---
    Total outstanding.........           1,315,000  500,000     815,000    --
                                         =========  =======   =========    ===

  Option activity for 1998 is as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                                       PRICE PER
                                                             SHARES      SHARE
                                                            ---------  ---------
Outstanding at March 31, 1997.............................. 1,915,000   $ 1.64
  Granted during 1998......................................   625,000     2.00
  Exercised during 1998....................................    (5,000)   (0.75)
  Expired during 1998......................................       --       --
                                                            ---------   ------
Outstanding at March 31, 1998.............................. 2,535,000     1.73
                                                            =========   ======

  The Company has elected to follow APB Opinion No. 25, "Accounting for Stock-Based Compensation" in accounting for its employee stock option plans. Under APB No. 25, because the market price of the Company's stock has historically been equal to or less than the exercise price of the Company's stock options at the date of grant, no compensation expense has been recognized in the Company's financial statements.

  Furthermore, the Company cannot determine the pro-forma effects of recording compensation cost on net income and earnings per share pursuant to Financial Accounting Standards Board Statement Number 123 due to the volatility in the Company's stock in recent years as well as limitations on the Company's ability to declare dividends in the future due to the current financial constraints placed upon the Company in its efforts to develop commercial HTV Systems.

NOTE 13--STOCK SPLIT

  On September 24, 1998, the Board authorized a 1 for 6 reverse stock split of the Company's $.0001 par value common stock. As a result of the split 23,228,908 shares were recalled, and additional paid in capital was increased by $209, $219 and $1,544 at March 31, 1998, 1997, and 1996 respectively. All references in the accompanying financial statements to the number of common shares and all computations of per-share amounts for years ended March 31, 1998, 1997, and 1996, have been restated to reflect the reverse stock split.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 14--COMMITMENTS

  The Company entered into a three phase contract with Radian Corporation on September 27, 1996 to provide laboratory and pilot testing services in the first two phases of the contract and design, locate, permit and build a commercial HTV System in the third phase. Radian's prime contract with the United States Air Force is for the evaluation of High Temperature Vitrification Technology Systems construction.

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

  The Company entered into written employment agreements with Werner Heim (former President), (see Note 7) Alan B. Sarko (Vice President), Gerold Weser (Vice President) and Niklaus Seiler (Vice President). The agreements commenced January 1, 1996 and expire five years thereafter and provide for base salaries of $150,000 per year as well as certain additional bonuses based upon the Company reaching certain levels which have not yet been attained. Mr. Heim, Mr. Sarko, Mr. Weser, and Mr. Seiler have also been granted options to purchase up to 300,000; 300,000; 200,000 and 300,000 shares, respectively of the Company's common stock in accordance with the terms and conditions of the Company's Non- Statutory Stock Option Plans.

  The Company purchased an option to acquire 100% of the registered shares of Vetrotherm AG, Netstal. The option price of $167,920 was paid in 1994 and was to be applied toward the final purchase price. During 1998, the Company declined to exercise this option and reduced the value of the option to zero.

  The Company entered into a financial advisory service contract with Ladenburg, Thalmann & Co., Inc. in February 1994 which expired January 31, 1995. The Company was required to pay $5,000 towards out-of-pocket expenses and is required to issue warrants to purchase 400,000 shares of the Company's common stock at $6.50 per share which expire January 31, 1999.

  The Company leases various office space in the United States, Switzerland and Germany, all on a month-to-month basis. The total charges to operations for the years ended March 31, 1998 and 1997 were $149,635 and $30,730, respectively.

  Subsequent to March 31, 1998, the Company acquired an 80% interest in a newly formed subsidiary called "Seiler Abfallbehandlungs and Dienstleistungs GmbH" (SABD GmbH) in return for certain future commitments on behalf of the Company. The remaining 20% of the Company's stock is owned by Dr. Weser. SABD GmbH has a cooperative agreement with ALBA, an international waste management company headquartered in Berlin. ALBA is engaged in the collection, transportation, and treatment of all types of wastes. The Berlin project involves the Company operating an existing chemical and physical treatment plant which is currently designed to handle and treat liquid hazardous wastes, and the construction and operation of a new Seiler HTV facility which will have the capability of handling solid wastes.

  The Company has committed to purchase the existing chemical/physical treatment plant for 1.2 million dm and ALBA will lease the land and building to the Company at $5,000 monthly over a 20 year lease with no payments for the first 10 years. In addition, the Company has committed 2 million dm for modernizing and increasing the plant capacity, 2 million dm for the modernization of the buildings and infrastructure and 300,000 dm for start up costs.

                    SEILER POLLUTION CONTROL SYSTEMS, INC.

                         MARCH 31, 1998, 1997 AND 1996

NOTE 14--COMMITMENTS (CONTINUED)

  The existing physical and chemical treatment plant is expected to generate revenues in 1998. Permitting submittals for the HTV Berlin System are currently being put together. The required permitting and licensing for the vitrification facility is expected to be completed by Spring, 1999 with the anticipated full support of the involved governmental and departmental authorities. The availability of important governmental incentive programs for job creation and environmental projects (similar to financial arrangements utilized in the Company's Freiberg Project) are expected to facilitate financing this project.

  The Company's wholly owned subsidiary SEPCAG has guaranteed the debts of Seiler HT up to 5 million Swiss francs. As of March 31, 1998, no claims have been made against SEPC AG related to the debts of Seiler HT.

NOTE 15--SEGMENT INFORMATION

  Management has determined that segment information by geographic location is appropriate since the Company is developing HTV systems in various geographic regions and currently has not produced revenues from external customers.

  The following table summarizes segment information by geographic area:

                                   UNITED
                                   STATES   SWITZERLAND  GERMANY   CONSOLIDATED
                                 ---------- ----------- ---------- ------------
Operating Loss for the year
 ended March 31, 1998..........  $3,413,311 $6,052,550  $  670,832 $10,136,693
                                 ========== ==========  ========== ===========
Identifiable Assets as of March
 31, 1998......................  $3,628,045 $3,836,803  $9,114,212 $16,579,060
                                 ========== ==========  ========== ===========

  General corporate expenses, miscellaneous income and expense have not been allocated in arriving at operating losses.

  Identifiable assets are those assets of the Company which can be identified with the operations of each geographic area.

NOTE 16--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of quarterly information for the years ended March 31, 1998 and 1997.

                          THREE MONTH PERIOD ENDED WITHIN FISCAL YEAR 1998
                          ----------------------------------------------------
                           JUNE 30    SEPTEMBER 30  DECEMBER 31    MARCH 31
                          ----------- --------------------------- ------------
Operating expenses....... $   804,592  $  1,874,185 $  1,394,779  $  7,448,673
Net loss.................     703,719     1,904,797    1,308,548     6,219,629
Weighted average number
 of common shares
 outstanding.............   3,523,698     3,523,698    3,526,765     3,594,679
Loss per common share.... $      0.20  $       0.54 $       0.37  $       1.73
                          THREE MONTH PERIOD ENDED WITHIN FISCAL YEAR 1997
                          ----------------------------------------------------
                           JUNE 30    SEPTEMBER 30  DECEMBER 31    MARCH 31
                          ----------- --------------------------- ------------
Operating expenses....... $   581,107  $  1,062,470 $  1,837,860  $  2,042,615
Net loss.................     523,248     1,021,619    1,805,360     2,206,273
Weighted average number
 of common shares
 outstanding.............   3,119,539     3,232,105    3,250,271     3,249,249
Loss per common share.... $      0.17  $       0.32 $       0.56  $       0.68