Form 10-Q
period 1998-04-01
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-04-20
CIK 718827

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-22630

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Ohio                           22-2448906
      State or other jurisdiction of            I.R.S. Employer
      incorporation or organization            Identification No.

              5115 Parkcenter Avenue, Suite 270, Dublin, Ohio 43017
               (Address of Principal Executive Office) (Zip Code)

                                  614-792-0474
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                           No X

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of ____________was ____________ shares.

             SEILER POLLUTION CONTROL SYSTEMS, INC AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements                                F1 - F-6
         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          3 - 4
         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                5

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                      5 - 6

         Item 2   Changes in Securities                                      6

         Item 3   Defaults upon Senior Securities                            6

         Item 4   Submission of Matters to a Vote of  Security Holders       7

         Item 5.  Other Information                                          7

         Item 6.  Exhibits and Reports on Form 8-K                           7


SIGNATURES                                                                   8

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30,                March 31,
                                                                                 1998                     1998
                                                                       ---------------------    ---------------------
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $                92,685  $               383,234
     Prepaid expenses and sundry receivables                                         189,870                  143,104
                                                                       ---------------------    ---------------------
         TOTAL CURRENT ASSETS                                                        282,555                  526,338

OTHER ASSETS
     Licensing agreements, less accumulated amortization of
         $1,574,718 and $1,495,384                                                 3,185,285                3,264,619
     Other assets                                                                    359,442                  457,670
                                                                       ---------------------    ---------------------
                                                                                   3,544,727                3,722,289

NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
     VITRIFICATION SYSTEMS                                                       -                          3,316,809

PROPERTY, PLANT, AND EQUIPMENT, net of accumulated depreciation
     Equipment, Buildings and Land                                                 3,783,856                3,861,664
     High temperature vitrification systems                                        5,766,792                5,151,960
                                                                        ---------------------    ---------------------
                                                                                   9,550,648                9,013,624
                                                                        ---------------------    ---------------------

                                                                      $            13,377,930  $            16,579,060
                                                                        =====================    =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $             1,124,913  $             1,270,396
     Current portion of long - term debt - bank                                       416,892              -
     Accrued expenses                                                                 563,397                  514,665
                                                                         ---------------------    ---------------------
         TOTAL CURRENT LIABILITIES                                                  2,105,202                1,785,061
                                                                         ---------------------    ---------------------

LICENSING AGREEMENT PAYABLE                                                         1,977,250                1,977,250

LONG TERM DEBT - BANK                                                               4,558,115                3,501,858

LOANS PAYABLE - STOCKHOLDERS                                                          975,155                  677,781

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                              3,299,146                3,309,662

MINORITY INTEREST                                                                 -                             88,098

STOCKHOLDERS' EQUITY:
     Common stock, $0.0001 par value, authorized 35,000,000 shares,
         issued and outstanding 3,943,418                                                 394                      394
     Additional paid in capital                                                    31,202,211               31,007,211
     Accumulated deficit                                                          (27,130,481)             (23,042,876)
     Accumulated other comprehensive loss                                          (3,609,062)              (2,725,379)
                                                                         ---------------------    ---------------------
         TOTAL STOCKHOLDERS' EQUITY                                                   463,062                5,239,350
                                                                         ---------------------    ---------------------

                                                                      $            13,377,930  $            16,579,060
                                                                         =====================    =====================


             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                            Three months ended June 30,
                                                                   ------------------------------------------
                                                                            1998                   1997
                                                                   -------------------    -------------------
OPERATING EXPENSES
     Research and development                                    $              15,144  $             361,355
     Valuation adjustment of loans for HTV Systems                           3,377,591             -
     Salaries, wages and related fringe benefits                               145,627                225,044
     General and administrative                                                234,250                139,219
     Professional and other consulting fees                                    284,651             -
     Depreciation and amortization                                             174,200                 79,334
                                                                   -------------------    -------------------

LOSS FROM OPERATIONS                                                         4,231,463                804,952

OTHER INCOME AND (EXPENSES)
     Miscellaneous                                                             157,144                116,443
     Interest expense                                                         (101,384)               (15,210)
                                                                   -------------------    -------------------
         TOTAL OTHER INCOME AND (EXPENSES)                                      55,760                101,233
                                                                   -------------------    -------------------

LOSS BEFORE MINORITY INTEREST                                                4,175,703                703,719

     Minority interest                                                         (88,098)            -
                                                                   -------------------    -------------------

NET LOSS                                                         $           4,087,605  $             703,719
                                                                   ===================    ===================

NET LOSS PER SHARE - BASIC                                       $               (1.0)  $               (0.20)
                                                                   ===================    ===================

WEIGHTED SHARES USED IN COMPUTATION - BASIC                                  3,943,418              3,523,698
                                                                   ===================    ===================



             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Three Months Ended June 30,
                                                                    ------------------------------------------
                                                                            1998                   1997
                                                                    -------------------    -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                    $          (4,087,605) $            (703,719)
                                                                    -------------------    -------------------

     Valuation adjustment of loans for HTV Systems                           3,316,809             -

     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Foreign currency translation                                       -                         436,304
         Depreciation and amortization                                         174,200                 79,334
         Minority interest in losses of subsidiaries                           (88,098)            -

     Changes in operating assets and liabilities:
         Increase in prepaid expenses and sundry receivables                   (46,766)              (124,890)
         Increase in deposits                                               -                         (65,996)
         Decrease in other assets                                               98,228             -
         Decrease in accounts payable                                         (145,483)              (835,255)
         Increase (decrease) in accrued expenses                                48,732                (94,405)
         Decrease in Government subsidies                                      (10,516)            -
                                                                    -------------------    -------------------
                                                                             3,347,106               (604,908)
                                                                    -------------------    -------------------

CASH USED IN OPERATING ACTIVITIES                                             (740,499)            (1,308,627)
                                                                    -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (17,058)               (10,704)
     Advances for High Temperature Vitrification Systems                      (614,832)            (1,963,779)
                                                                    -------------------    -------------------

CASH USED IN INVESTING ACTIVITIES                                             (631,890)            (1,974,483)
                                                                    -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Government subsidies                                     -                       1,269,148
     Issuance of convertible debentures                                        195,000             -
     Proceeds of bank loans                                                  1,473,149                788,940
     Advances from related party                                            -                           5,285
     Borrowings (payments) of debt to stockholder                              297,374               (170,910)
                                                                    -------------------    -------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                        1,965,523              1,892,463
                                                                     -------------------    -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                         (883,683)              (626,754)
                                                                     -------------------    -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (290,549)            (2,017,401)

CASH AND CASH EQUIVALENTS - beginning of period                                383,234              4,188,278
                                                                     -------------------    -------------------

CASH AND CASH EQUIVALENTS - end of period                         $              92,685  $           2,170,877
                                                                     ===================    ===================


             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Seiler Pollution Control Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

2.       ACQUISITION

                  In May 1998 APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) a wholly owned subsidiary of the Company acquired 100% of the issued and outstanding common stock of Pyrec AG for approximately $210,000. The acquisition of this company has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximated $37,000. The excess purchase price of $173,000 was recorded as goodwill and was written off during the quarter.

                  On June 2, 1998, the Company acquired an 80% interest in a newly formed subsidiary called Seiler Abfallbehandlungs und Dienstleistungs GmbH ("SABD") in return for certain future commitments on behalf of the Company. The remaining 20% of the stock of SABD is owned by Dr. Gerold Weser, the Company's president.

3.       WRITE-OFF OF NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
         VITRIFICATION SYSTEMS

                  Due to the bankruptcy of Seiler Hochtemperatur-Trennanlagen AG ("SHT") on February 11, 1999 net realizable advances for high temperature vitrification systems of
         $3,352,591 as of June 30, 1998 have been written-off.

4.       COMMITMENTS AND CONTINGENCIES

                  On March 30, 1998, Seiler Trenn-Schmelzanlagen Betriebs GmbH ("STSB"), a 50% owned subsidiary of Seiler SEPC AG, a 100% owned subsidiary of the Company, entered into an agreement with AWU
         Abfallwirtschaft und Recycling Berlin GmbH ("AWU"). The agreement stipulates that STSB must purchase a chemical-physical liquid waste treatment plant located in Berlin, Germany from AWU along with laboratory equipment and instruments, vehicles and furniture and fixtures for a price of $1.2 million German marks ($648,600 at March 31, 1998), and lease and operate the site for a period of 20 years.

                   In addition STSB must (i) invest $7.5 million German marks ($4,167,000 at June 30, 1998) by December 31, 1999 for the construction of this new vitrification plant with a penalty of 80% of the shortfall between the required investment and what was actually spent and (ii) commit 1 million German marks for modernizing and enlarging of the existing leased building with such payment for modernization due July 15, 1998. Such payment was not made and is now accruing interest at the rate of 8% per year.

                  AWU must provide a financing commitment from a large German Bank by September 30, 1998. Such commitment has not yet been provided.

                  STSB has the right to terminate this agreement if it does not receive the necessary permits required for the construction of the vitrification plant or the modernization of the existing liquid waste treatment plant.

                  The lease portion of this agreement begins July 1, 1998 and ends June 30, 2008 with automatic renewals for two periods of 5 years each, unless written notice is given six months in advance. The monthly rental for a period of 5 years is 7,256 German Marks ($4,031 at July 1, 1998). Effective January 1, 1999 the leased property was increased and the minimum monthly rental became 19,568 German Marks ($11,717). Beginning July 1, 2003 full fair market value rental will apply.

         LEGAL MATTERS
                  In March 1998 the Registrant was sued by Monoglas Anlagenvertriebs, GmbH for 1,000,000 German Marks ($550,000) plus interest since October 21, 1994 for payment of a consulting contract. This action is considered to be in its early stage of arbitration but it is the intention of the Company's management to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

                  In June and November 1998, APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) was sued by Moyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively. APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999. Moyers Consulting currently works for the company.

                  In November 1998 SHT sued APC for 4,327,218 Swiss Francs ($2,984,000) in respect of charges and expenses which SHT had invoiced the Company in March 1998. Due to the bankruptcy of SHT (see Note 3) the Administrator of SHT's estate can prosecute this claim. The Company's management intends to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

                  In December 1998 APC was sued by DMC Dresdner Management Consult, GmbH for 320,732 German Marks plus interest at 5% since December 17, 1997 ($190,608) for unpaid consulting costs. The Company will not contest this action and such amount has been accrued.

                  The World Wildlife Foundation filed a complaint against Pyrec AG in Switzerland on March 12,1998 regarding environmental protection aspects of a project that Pyrec is involved in concerning the treatment of the remains of shredded scrapped automobiles. The Company is in the process of seeking an out of court settlement.

5.       CONVERTIBLE DEBENTURES

                  In June 1998, the Company received $220,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  For purposes of the accompanying financial statements, the convertible debentures are recorded as additional paid in capital since the debenture agreement does not provide for repayment of the debenture in cash and requires a mandatory conversion into common stock no later than 36 months after issuance.

6.       STOCK SPLIT

                  On September 24, 1998, pursuant to a special meeting of shareholders, the Board authorized a 1 for 6 reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying financial statements to the number of common shares and all computations of per share amounts have been restated to reflect the reverse stock split.

Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE-MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1997

         Revenues

                   The Company continued to invest its financial resources in the development of HTV Systems in the United States, Switzerland and Germany. No revenues have yet to be generated from operation of any commercially operating HTV.

         Operating Expenses

                  Operating expenses were $4,040,855 for the three months ended June 30,1998, compared to $804,952 for the three months ended June 30, 1997. The principal items were valuation adjustments of loans for High Temperature Vitrification Systems of $3,377,591 compared to $0 for the three months ended June 30, 1997, salaries, wages and related fringe benefits of $145,627 for the three months ended June 30, 1998, compared to $225,044 for the prior years comparable period, general and administrative expenses of $234,250 for the three months ended June 30, 1998 compared to $139,219 for the three months ended June 30, 1997, professional and other consulting fees of $94,043 for the current three month period versus $0 for the prior period and depreciation and amortization of $174,200 for the three months ended June 30, 1998 compared to $79,334 for the three months ended June 30, 1997.

                  The increase in valuation adjustments of loans for High Temperature Vitrification Systems of $3,377,591 is due to the write-off of advances to the manufacturer of these systems who declared bankruptcy in February 1999 (See Note 3).

                  Interest expense increased to $101,384 for the three months ended June 30, 1998 compared to $15,210 for the three months ended June 30, 1997 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible debentures.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company funds its capital requirements with a combination of equity financing, government subsidies and debt financing. The Company utilizes these sources of capital to construct HTV Systems, perform research and development related to these systems, and meet the daily requirements of operating the Company.

                  In June 1998, the Company received $220,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.



         EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

                  The results of operations and the financial position of the Company's subsidiaries outside the United States is reported in the relevant foreign currency (primarily Swiss Francs and German Marks) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular, the exchange rates between the Swiss Franc, the German Mark and the US dollar).

Item 3.

         Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable

PART II - Other Information

Item 1.

         Legal Proceedings

         In March 1998 the Registrant was sued by Monoglas Avlagenvertriebs, GmbH for 1,000,000 German Marks ($550,000) plus interest since October 21, 1994 for payment of a consulting contract. This action is considered to be in its early stage of arbitration but it is the intention of the Company's management to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

         The World Wildlife Foundation filed a complaint against Pyrec AG in Switzerland on March 12,1998 regarding environmental protection aspects of a project that Pyrec is involved in concerning the treatment of the remains of shredded scrapped automobiles. The Company is in the process of seeking an out of court settlement.

         In June and November 1998, APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) was sued by Moyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively. APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999. Moyers Consulting currently works for the Company.

         In November 1998 a Baylord Consulting AG, consulting firm initiated debt collection proceedings against APC to collect fees for technical and engineering services in the amount of 65,823 Swiss Francs ($45,000) plus interest. APC countersued in December 1998 saying such consulting contract did not exist. This action was settled by APC paying 40,000 Swiss Francs ($28,000) in February 1999.

         In November 1998 Seiler Hochtemperatur-Trennanlagen AG ("SHT") sued APC for 4,327,218 Swiss Francs ($2,984,000) in respect of charges and expenses which SHT had invoiced the Company in March 1998. Due to the bankruptcy of SHT (see Note 3) the Administrator of SHT's estate can prosecute this claim. The Company's management intends to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

         In December 1998 an individual sued APC for consulting services of 132,307 Swiss Francs ($96,000) plus interest at 5% since July 1, 1998. APC countersued to set such action aside. This action was settled in February 1999 with APC promising to pay $55,000 by March 15, 1999. Such payment has not yet been made.

         The Administrator of the Seiler Hochtemperatur-Trennanlagen AG ("SHT") bankruptcy estate has sued APC for 722,847 Swiss Francs ($499,000) plus interest since April 1, 1998 for asserted performances of SHT. This action is considered to be in its early stage of arbitration but it is the Company's management's intention to contest this matter vigorously and management believes that has meritorious defenses to this claim.

         In December 1998 APC was sued by DMC Dresdner Management Consult GmbH for 320,732 German Marks plus interest at 5% since December 17, 1997 ($190,608) for unpaid consulting costs. The Company will not contest this action and such amount has been accrued in the financial statements.


Item 2.
         Changes in Securities

         Not Applicable

Item 3.

         Defaults Upon Senior Securities

         The Company sold certain convertible debentures during October 1997 and June 1998. Such debentures and/or one or more related documents contain various Company warranties and representations which if not adhered to in full can create a default which must be cured within the grace period allotted therefore. A default occurred by virtue of the fact that the Company's securities ceased trading on a recognized exchange as a result of NASDAQ delisting which occurred on October 13, 1998. Such default if not cured in a timely manner or if not waived by the debenture holders can cause the entire balance of the principal indebtedness to become due immediately. By agreement, each of the debenture holders agreed to and did waive any and all existing defaults for a period of one year. Such waiver of default is exclusive of and does not pertain to any monetary penalties as are due and payable or may become due and payable to such debenture holders by virtue of Company delays in obtaining an effective date from the SEC with respect to applicable Registration Statement (s) required to be filed pursuant to Registration Rights Agreement (s) which accompanied the above referenced convertible debentures.

Item 4.

         Submission of Matters to a Vote of Security Holders

         On September 24, 1998, the Company held a Special meeting of Shareholders for the purpose of authorizing the Company's Board of Directors to effectuate, in their discretion a reverse stock split of all issued and outstanding Company common stock on the basis of no less than 1 for 4 and no greater than 1 for 10. The shareholders overwhelmingly approved the reverse stock split with approximately 99% of the voting quorum voting in favor. Based upon the shareholder approval, the Board authorized a reverse stock split on the basis of 1 for 6 effective October 1, 1998.

Item 5.

         Other Information

         Not Applicable

Item 6.

         Exhibit and Reports on Form 8-K

A.       Exhibits                   None

B.                                  Reports on Form 8-K and 8-K/A
                                    with date of report of February 12, 1999
                                    filed February 23, 1999 and March 9,1999 indicating change of auditor

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SEILER POLLUTION CONTROL SYSTEMS, INC.

Dated:                                By:
                                           Alan B. Sarko
                                  Vice President and Chief Financial Officer