Form 10-Q
period 1998-07-01
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-04-20
CIK 718827

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

                               Delaware 22-2448906
                 State or other jurisdiction of I.R.S. Employer
                incorporation or organization Identification No.

              5115 Parkcenter Avenue, Suite 270, Dublin, Ohio 43017
               (Address of Principal Executive Office) (Zip Code)

                                                   614-792-0400
               (Registrant's telephone number including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes            No X

                   The number of shares of registrant's Common
                     Stock, $.0001 par value, outstanding as
                     of April 13, 1999 was 7,195,956 shares.

             SEILER POLLUTION CONTROL SYSTEMS, INC AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                        Page
                                                                        Number
PART I - FINANCIAL INFORMATION:

         Item 1. Financial Statements                                   F1 - F7

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  3 - 5

         Item 3. Quantitative and Qualitative Disclosure
         About Market Risk                                              6

PART II - OTHER INFORMATION:

         Item 1. Legal Proceedings                                      6 - 7

         Item 2. Change in Securities and Use of Proceeds               7

         Item 3. Defaults upon Senior Securities                        7

         Item 4. Submission of Matters to a Vote of
         Security Holders                                               7 - 8

         Item 5. Other Information                                      8

         Item 6. Exhibits and Reports on Form 8 - K                     8

SIGNATURES                                                              9

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30, March 31,
                                                                       1998                    1998
                                                                ---------------------   ----------------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $               136,995 $                383,234
     Accounts receivable                                                      317,643              -
     Prepaid expenses and sundry receivables                                   98,612                  143,104
     Inventories                                                                2,395              -
                                                                 ---------------------   ----------------------
         TOTAL CURRENT ASSETS                                                 555,645                  526,338

OTHER ASSETS
     Licensing agreements, less accumulated amortization of
         $1,654,052 and $1,495,384                                          3,105,951                3,264,619
     Other assets                                                              65,316                  457,670
                                                                 ---------------------   ----------------------
                                                                            3,171,267                3,722,289
                                                                 ---------------------   ----------------------

NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
     VITRIFICATION SYSTEMS                                                          -                3,316,809

PROPERTY, PLANT, AND EQUIPMENT, net of accumulated depreciation
     Equipment, Buildings and Land                                          4,507,852                3,861,664
     High temperature vitrification systems                                 5,783,374                5,151,960
                                                                 ---------------------   ----------------------
                                                                           10,291,226                9,013,624
                                                                 ---------------------   ----------------------

                                                              $            14,018,138 $             16,579,060
                                                                 =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                         $             2,012,651 $              1,270,396
     Current portion of long - term debt                                      416,892              -
     Accrued expenses                                                         558,738                  514,665
                                                                  ---------------------   ----------------------
         TOTAL CURRENT LIABILITIES                                          2,988,281                1,785,061
                                                                  ---------------------   ----------------------

LICENSING AGREEMENT PAYABLE                                                 1,977,250                1,977,250

LONG TERM DEBT - BANK                                                       4,709,850                3,501,858

LOANS PAYABLE - STOCKHOLDERS                                                  724,964                  677,781

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                      3,288,629                3,309,662

MINORITY INTEREST                                                               2,369                   88,098

CONVERTIBLE NOTES PAYABLE                                                     400,000              -

STOCKHOLDERS' EQUITY:
     Common stock, $0.0001 par value, authorized 35,000,000 shares,
         issued and outstanding 3,943,418                                         394                      394
     Additional paid in capital                                            31,463,591               31,007,211
     Accumulated deficit                                                  (27,807,072)             (23,042,876)
     Accumulated other comprehensive loss                                  (3,730,118)              (2,725,379)
                                                                  ---------------------   ----------------------
         TOTAL STOCKHOLDERS' DEFICIT                                          (73,205)               5,239,350
                                                                  ---------------------   ----------------------

                                                              $            14,018,138 $             16,579,060
                                                                  =====================   ======================

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three months ended September 30,               Six months ended September 30,
                                            ------------------------------------------    ------------------------------------------
                                                    1998                   1997                   1998                   1997
                                            ------------------    -------------------    -------------------    -------------------

REVENUE                                   $            397,331  $                   -  $             397,331  $                   -

COST OF SALES                                          123,631                      -                123,631                      -
                                            ------------------    -------------------    -------------------    -------------------
                                                       273,700                      -                273,700                      -

OPERATING EXPENSES
 Research and development                                    -                875,000                 15,144                875,000
 Valuation adjustment of loans for
  HTV Systems                                          519,732                      -              3,897,323                      -
 Professional and other consulting fees                 84,605                330,574                369,256                691,929
 Salaries, wages and related
  fringe benefits                                      254,726                243,473                400,353                468,517
 General and administrative                            181,324                333,849                415,574                473,068
 Depreciation and amortization                         191,332                 79,334                365,532                158,668
                                            ------------------    -------------------    -------------------    -------------------
                                                     1,231,719              1,862,230              5,463,182              2,667,182
                                            ------------------    -------------------    -------------------    -------------------

LOSS FROM OPERATIONS                                   958,019              1,862,230              5,189,482              2,667,182

OTHER INCOME AND (EXPENSES):
 Miscellaneous                                          60,754                (28,806)               217,898                 87,637
 Interest income                                       294,699                  8,244                296,023                  8,244
 Interest expense                                      (71,656)               (22,005)              (174,364)               (37,215)
                                             ------------------    -------------------    -------------------    -------------------
         TOTAL OTHER INCOME AND (EXPENSES)             283,797                (42,567)               339,557                 58,666
                                             ------------------    -------------------    -------------------    -------------------

LOSS BEFORE MINORITY INTEREST                          674,222              1,904,797              4,849,925              2,608,516

 Minority interest                                       2,369                      -                (85,729)                     -
                                             ------------------    -------------------    -------------------    -------------------

NET LOSS                                   $            676,591  $           1,904,797  $           4,764,196  $          2,608,516
                                             ==================    ===================    ===================    ===================

NET LOSS PER SHARE - BASIC                 $                0.1  $                 0.5  $                 1.21 $               0.74
                                             ==================    ===================    ===================    ===================

WEIGHTED SHARES USED IN COMPUTATION - BASIC           3,943,418              3,523,685              3,943,418              3,523,685
                                             ==================    ===================    ===================    ===================



             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Six Months Ended September 30,
                                                                                  -------------------------------------------------
                                                                                           1998                      1997
                                                                                  -----------------------   -----------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                                   $              (4,764,196)$              (2,608,516)
                                                                                  -----------------------   -----------------------

     Valuation adjustment of loans for HTV Systems                                                      -                         -

     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Foreign currency translation                                                                   -                   215,556
         Depreciation and amortization                                                            365,532                   158,668
         Minority interest in net losses of subsidiaries                                                -                         -

     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                                -                         -
         (Increase) decrease in prepaid expenses and sundry receivables                                 -                  (423,300)
         Increase in inventories                                                                        -                         -
         Increase in deposits                                                                           -                   (93,539)
         Decrease in other assets                                                                       -                         -
         Increase (decrease) in accounts payable                                                        -                  (426,434)
         Increase in accrued expenses                                                                   -                   189,382
         Decrease in Government subsidies                                                               -                         -
                                                                                  -----------------------   -----------------------
                                                                                                  365,532                  (379,667)
                                                                                  -----------------------   -----------------------

CASH USED IN OPERATING ACTIVITIES                                                              (4,398,664)               (2,988,183)
                                                                                  -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (853,052)                   (6,503)
     Advances for High Temperature Vitrification Systems                                                -                (3,772,755)
                                                                                  -----------------------   -----------------------

CASH USED IN INVESTING ACTIVITIES                                                                (853,052)               (3,779,258)
                                                                                  -----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Government subsidies                                                                 -                 1,813,585
     Issuance of convertible debentures                                                                 -
     Proceeds from convertible notes payable                                                            -                         -
     Proceeds from bank loans                                                                           -                 2,172,133
     Advances to related party                                                                          -                     4,243
     Borrowings (payments) of debt to stockholder                                                       -                  (128,654)
                                                                                  -----------------------   -----------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                                   -                 3,861,307
                                                                                  -----------------------   -----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                                                   -                  (388,849)
                                                                                  -----------------------   -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (5,251,716)               (3,294,983)

CASH AND CASH EQUIVALENTS - beginning of period                                                   383,234                 4,188,278
                                                                                  -----------------------   -----------------------

CASH AND CASH EQUIVALENTS - end of period                                       $              (4,868,482)$                 893,295
                                                                                  =======================   =======================


             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Seiler Pollution Control Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

3.       WRITE-OFF OF NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
         VITRIFICATION SYSTEMS

                  Due to the bankruptcy of Seiler Hochtemperatur-Trennanlagen AG ("SHT") on February 11, 1999 net realizable advances for high temperature vitrification systems of
         $3,862,323 as of September 30, 1998 have been written-off.

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

                  On July 1, 1998, STSB, SABD, and AWU executed an agreement transferring the rights and obligations under the purchase agreement and rental lease agreement from STSB to SABD. Accordingly the plant and equipment valued at 1,200,000 German Marks ($718,560) was transferred as well.

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

                  In June and November 1998, APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) was sued by Meyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively.
          APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999. Meyers Consulting currently works for the Company.

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

                  In December 1998 APC was sued by Dresdner Management Consulting, GmbH for 320,732 German Marks plus interest at 5% since December 17, 1997 ($190,608) for unpaid consulting costs. The Company will not contest this action and such amount has been accrued.

                  The World Wildlife Foundation filed a complaint against Pyrec AG in Switzerland on March 12,1998 regarding environmental protection aspects of a project that Pyrec is involved in concerning the treatment of the remains of shredded scrapped automobiles. The Company is in the process of seeking an out of court settlement.

5.       CONVERTIBLE DEBENTURES - PROMISSORY NOTES

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

                  In July 1998, the Company received $230,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  For purposes of the accompanying financial statements, the convertible debentures are recorded as additional paid in capital since the debenture agreement does not provide for repayment of the debenture in cash and requires a mandatory conversion into common stock no later than 36 months after issuance.


                  In July 1998 the Company received gross proceeds of $250,000 and $150,000, from the issuance of unsecured convertible promissory notes bearing interest at 8% per annum. The principal balance and all unpaid interest thereon shall be due and payable on December 31, 1998 (the "Maturity Date"). On the Maturity Date the amount due shall be payable in cash or, at the option of holder ,$.0001 par value per share, of Company's common stock (the "Conversion Option"). In order to receive common stock holder must exercise the Conversion Option prior to December 17, 1998 by providing written notice of the intent to receive common stock in lieu of cash on the Maturity Date. The number of shares of common stock will be calculated at the rate of one share of common stock for each $1.80 of the amount due. Holder may exercise the Conversion Option in full or in part. If holder chooses to exercise the Conversion Option in part the amount due which shall be converted into shares shall be at least $25,000 or a multiple thereof.


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

Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 1997

         Revenues

                  The Company commenced operations during the quarter with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. Accordingly, the Company has generated revenues of $397,331 for the period.

                  Gross profit on the above revenues was $273,700 or 68.9%.

         Operating Expenses

                  Operating expenses were $1,231,719 for the three months ended September 30,1998, compared to $1,862,230 for the three months ended September 30, 1997. The principal items were research and development expenses of $0 in the current period while the three months ended September 30, 1997 had expenses of $875,000, valuation adjustments of loans for High Temperature Vitrification Systems of $519,732 compared to $0 for the three months ended September 30, 1997, salaries, wages and related fringe benefits of $254,726 for the three months ended September 30, 1998, compared to $243,373 for the prior years comparable period, general and administrative expenses of $181,324 for the three months ended September 30, 1998 compared to $333,849 for the three months ended September 30, 1997, professional and other consulting fees of $84,605 for the current three month period versus $330,574 for the prior period and depreciation and amortization of $191,332 for the three months ended September30, 1998 compared to $79,334 for the six months ended September 30, 1997.

                  The increase in valuation adjustments of loans for High Temperature Vitrification Systems of $519,732 is due to the write-off of advances to the manufacturer of these systems who declared bankruptcy in February 1999 (See Note 3).

                  Interest expense increased to $71,656 for the three months ended September 30, 1998 compared to $8,244 for the three months ended September 30, 1997 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible notes and debentures.

         SIX-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX-MONTHS ENDED SEPTEMBER 30, 1997

         Revenues

                  The Company commenced operations during the quarter with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. Accordingly, the Company has generated revenues of $397,331 for the period.

                  Gross profit on the above revenues was $273,700 or 68.9%.
                  .

         Operating Expenses

                  Operating expenses increased by $2,796,000 or 105% to $5,463,182 for the six months ended September 30,1998, compared to $2,667,182 for the six months ended September 30, 1997. The principal items were research and development expenses of $15,144 in the current six month period while the six months ended September 30, 1997 had expenses of $875,000, valuation adjustments of loans for High Temperature Vitrification Systems of $3,897,323 compared to $0 for the six months ended September 30, 1997, salaries, wages and related fringe benefits of $400,353 for the six months ended September 30, 1998, compared to $468,517 for the prior years comparable period, general and administrative expenses of $415,574 for the six months ended September 30, 1998 compared to $473,068 for the six months ended September 30, 1997, professional and other consulting fees of $369,256 for the current six month period versus $691,929 for the prior period and depreciation and amortization of $365,532 for the six months ended
         September30, 1998 compared to $158,668 for the six months ended September 30, 1997.

                  The increase in valuation adjustments of loans for High Temperature Vitrification Systems of $3,897,323 is due to the write-off of advances to the manufacturer of these systems who declared bankruptcy in February 1999 (See Note 3).

                  Interest expense increased to $174,364 for the six months ended September 30, 1998 compared to $37,215 for the six months ended September 30, 1997 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible debentures.

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

                  In July 1998, the Company received $230,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  In July 1998 the Company received gross proceeds of $250,000 and $150,000, from the issuance of unsecured convertible promissory notes bearing interest at 8% per annum. The principal balance and all unpaid interest thereon shall be due and payable on December 31, 1998 (the "Maturity Date"). On the Maturity Date the amount due shall be payable in cash or, at the option of holder ,$.0001 par value per share, of Company's common stock (the "Conversion Option"). In order to receive common stock holder must exercise the Conversion Option prior to December 17, 1998 by providing written notice of the intent to receive common stock in lieu of cash on the Maturity Date. The number of shares of common stock will be calculated at the rate of one share of common stock for each $1.80 of the amount due. Holder may exercise the Conversion Option in full or in part. If holder chooses to exercise the Conversion Option in part the amount due which shall be converted into shares shall be at least $25,000 or a multiple thereof.

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

Item 3.

         Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable

PART II - Other Information

Item 1.

         Legal Proceedings

         In March 1998 the Registrant was sued for by Monoglas Anlagenvertriebs, GmbH for 1,000,000 German Marks ($550,000) plus interest since October 21, 1994 for payment of a consulting contract. This action is considered to be in its early stage of arbitration but it is the intention of the Company's management to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

         The World Wildlife Foundation filed a complaint against Pyrec AG in Switzerland on March 12,1998 regarding environmental protection aspects of a project that Pyrec is involved in concerning the treatment of the remains of shredded scrapped automobiles. The Company is in the process of seeking an out of court settlement.

         In June and November 1998, APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) was sued by Meyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively. APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999.
         Meyers Consulting currently works for the Company.

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

         In December 1998 APC was sued by DMC Dresdner Management Consulting GmbH for 320,732 German Marks plus interest at 5% since December 17, 1997 ($190,608) for unpaid consulting costs. The Company will not contest this action and such amount has been accrued in the financial statements.

Item 2.

         Changes in Securities and Use of Proceeds

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