Form 10-Q
period 1998-12-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-04-20
CIK 718827

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1998

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
                                                                        F1 - F8
  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               3 - 6

  Item 3. Quantitative and Qualitative Disclosure About Market Risk           7

PART II - OTHER INFORMATION:
                                                                          7 - 8
  Item 1. Legal Proceedings
                                                                              8
  Item 2. Change in Securities and Use of Proceeds
                                                                              8
  Item 3. Defaults upon Senior Securities
                                                                              9
  Item 4. Submission of Matters to a Vote of Security Holders
                                                                              9
  Item 5. Other Information
                                                                              9
  Item 6. Exhibits and Reports on Form 8 - K
                                                                             10
SIGNATURES

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,               March 31,
                                                                                        1998                    1998
                                                                                ---------------------   ----------------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $                33,760 $                383,234
     Accounts receivable                                                                     566,612                        -
     Prepaid expenses and sundry receivables                                                  77,987                  143,104
     Inventories                                                                               4,192                        -
                                                                                ---------------------   ----------------------
         TOTAL CURRENT ASSETS                                                                682,551                  526,338

OTHER ASSETS
     Licensing agreements, less accumulated amortization of
         $1,733,386 and $1,495,384                                                         3,026,617                3,264,619
     Other assets                                                                             29,650                  457,670
                                                                                ---------------------   ----------------------
                                                                                           3,056,267                3,722,289
                                                                                ---------------------   ----------------------

NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
     VITRIFICATION SYSTEMS                                                                         -                3,316,809

PROPERTY, PLANT, AND EQUIPMENT, net of accumulated depreciation
     Equipment, Buildings and Land                                                         4,534,653                3,861,664
     High temperature vitrification systems                                                5,912,737                5,151,960
                                                                                ---------------------   ----------------------
                                                                                          10,447,390                9,013,624
                                                                                ---------------------   ----------------------

                                                                             $            14,186,208 $             16,579,060
                                                                                =====================   ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $             1,982,572 $              1,270,396
     Current portion of long - term debt                                                     416,892                        -
     Accrued expenses                                                                        473,350                  514,665
                                                                                ---------------------   ----------------------
         TOTAL CURRENT LIABILITIES                                                         2,872,814                1,785,061
                                                                                ---------------------   ----------------------

LICENSING AGREEMENT PAYABLE                                                                        -                1,977,250

LONG TERM DEBT - BANK                                                                      4,177,549                3,501,858

LOANS PAYABLE - STOCKHOLDERS                                                                 725,445                  677,781

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                                     3,278,113                3,309,662

MINORITY INTEREST                                                                                  -                   88,098

CONVERTIBLE NOTES PAYABLE                                                                    900,000                        -

STOCKHOLDERS' EQUITY:
     Common stock, $0.0001 par value, authorized 35,000,000 shares,
         issued and outstanding 3,943,418                                                        727                      394
     Additional paid in capital                                                           34,712,803               31,007,211
     Accumulated deficit                                                                 (28,690,762)             (23,042,876)
     Accumulated other comprehensive loss                                                 (3,790,481)              (2,725,379)
                                                                                ---------------------   ----------------------
         TOTAL STOCKHOLDERS' EQUITY                                                        2,232,287                5,239,350
                                                                                ---------------------   ----------------------

                                                                             $            14,186,208 $             16,579,060
                                                                                =====================   ======================

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              Three months ended December 31,        Nine months ended December 31,
                                                           -----------------------------------  ------------------------------------
                                                                1998               1997               1998               1997
                                                           ----------------   ----------------   ----------------   ----------------

REVENUE                                                 $          626,407 $                - $        1,058,263 $                -

COST OF SALES                                                      432,017                  -            555,648                  -
                                                           ----------------   ----------------   ----------------   ----------------
                                                                   194,390                  -            502,615                  -

OPERATING EXPENSES
     Research and development                                            -                  -                  -            875,000
     Valuation adjustment of loans for HTV Systems                 321,006                  -          4,218,329                  -
     Professional and other consulting fees                        213,410            626,234            582,667          1,318,163
     Salaries, wages and related fringe benefits                   322,773            (41,588)           723,126            427,929
     General and administrative                                    274,961            730,799            626,345          1,203,867
     Depreciation and amortization                                 116,547             79,334            561,413            237,002
                                                           ----------------   ----------------   ----------------   ----------------
                                                                 1,248,697          1,394,779          6,711,880          4,061,961
                                                           ----------------   ----------------   ----------------   ----------------

LOSS FROM OPERATIONS                                             1,054,307          1,394,779          6,209,265          4,061,961

OTHER INCOME AND (EXPENSES):
     Miscellaneous                                                  76,397            145,707            259,770            233,344
     Interest income                                               164,117             (5,251)           460,140              2,993
     Interest expense                                              (72,265)           (54,225)          (246,629)           (91,440)
                                                           ----------------   ----------------   ----------------   ----------------
         TOTAL OTHER INCOME AND (EXPENSES)                         168,249             86,231            473,281            144,897
                                                           ----------------   ----------------   ----------------   ----------------

LOSS BEFORE MINORITY INTEREST                                      886,058          1,308,548          5,735,984          3,917,064

     Minority interest                                              (2,369)          (364,853)           (88,098)          (364,853)
                                                           ----------------   ----------------   ----------------   ----------------

NET LOSS                                                $          883,689 $          943,695 $        5,647,886 $        3,552,211
                                                           ================   ================   ================   ================

NET LOSS PER SHARE - BASIC                              $            (0.03)$            (0.07)$            (1.14)$            (1.01)
                                                           ================   ================   ================   ================

WEIGHTED SHARES USED IN COMPUTATION - BASIC                      6,914,432          3,526,765          4,937,357          3,526,765
                                                           ================   ================   ================   ================



             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Nine Months Ended December 31,
                                                                                   -------------------------------------------------
                                                                                             1998                      1997
                                                                                   -----------------------   -----------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                                   $              (5,647,886)$              (2,608,516)
                                                                                   -----------------------   -----------------------

     Valuation adjustment of loans for HTV Systems                                              4,218,329                         -

     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Foreign currency translation                                                                   -                   215,556
         Depreciation and amortization                                                            561,413                   158,668
         Minority interest in net losses of subsidiaries                                          (88,098)                        -

     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                         (566,612)                        -
         (Increase) decrease in prepaid expenses and sundry receivables                            65,117                  (423,300)
         Increase in inventories                                                                   (4,192)                        -
         Increase in deposits                                                                           -                   (93,539)
         Decrease in other assets                                                                 428,020                         -
         Increase (decrease) in accounts payable                                                  712,176                  (426,434)
         Increase in accrued expenses                                                              37,703                   189,382
         Decrease in Government subsidies                                                         (31,549)                        -
                                                                                   -----------------------   -----------------------
                                                                                                5,332,307                  (379,667)
                                                                                   -----------------------   -----------------------

CASH USED IN OPERATING ACTIVITIES                                                                (315,579)               (2,988,183)
                                                                                   -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (996,400)                   (6,503)
     Advances for High Temperature Vitrification Systems                                       (1,662,297)               (3,772,755)
                                                                                   -----------------------   -----------------------

CASH USED IN INVESTING ACTIVITIES                                                              (2,658,697)               (3,779,258)
                                                                                   -----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Government subsidies                                                                 -                 1,813,585
     Issuance of convertible debentures                                                         1,649,657
     Proceeds from convertible notes payable                                                      400,000                         -
     Proceeds from bank loans                                                                   1,592,583                 2,172,133
     Advances to related party                                                                          -                     4,243
     Borrowings (payments) of debt to stockholder                                                  47,664                  (128,654)
                                                                                  -----------------------   -----------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                           3,689,904                 3,861,307
                                                                                  -----------------------   -----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                                          (1,065,102)                 (388,849)
                                                                                  -----------------------   -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (349,474)               (3,294,983)

CASH AND CASH EQUIVALENTS - beginning of period                                                   383,234                 4,188,278
                                                                                  -----------------------   -----------------------

CASH AND CASH EQUIVALENTS - end of period                                       $                  33,760 $                 893,295
                                                                                  =======================   =======================

                                       F-3

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Seiler Pollution Control Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

3.       WRITE-OFF OF NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE
         VITRIFICATION SYSTEMS

                  Due to the bankruptcy of Seiler Hochtemperatur-Trennanlagen AG ("SHT") on February 11, 1999 net realizable advances for high temperature vitrification systems of
         $4,218,329 as of December 31, 1998 have been written-off.

4.       COMMITMENTS AND CONTINGENCIES

                  On March 30, 1998, Seiler Trenn-Schmelzanlagen Betriebs GmbH ("STSB"), a 50% owned subsidiary of Seiler SEPC AG, a 100% owned subsidiary of the Company, entered into an agreement with AWU
         Abfallwirtschaft und Recycling Berlin GmbH ("AWU"). The agreement stipulates that STSB must purchase a chemical-physical liquid waste treatment plant located in Berlin, Germany from AWU along with laboratory equipment and instruments, vehicles and furniture and fixtures for a price of 1.2 million German Marks ($648,600 at March 31, 1998), and lease and operate the site for a period of 20 years.

                   In addition STSB must (i) invest 7.5 million German Marks ($4,167,000 at June 30, 1998) by December 31, 1999 for the construction of this new vitrification plant with a penalty of 80% of the shortfall between the required investment and what was actually spent and (ii) commit 1 million German Marks for modernizing and enlarging of the existing leased building with such payment for modernization due July 15, 1998. Such payment was not made and is now accruing interest at the rate of 8% per year.

                  AWU must provide a financing commitment from a large German Bank by September 30, 1998. Such commitment has not yet been provided.

                  STSB has the right to terminate this agreement if it does not receive the necessary permits required for the construction of the vitrification plant or the modernization of the existing liquid waste treatment plant.

                  The lease portion of this agreement began July 1, 1998 and ends June 30, 2008 with automatic renewals for two periods of 5 years each, unless written notice is given six months in advance. The monthly rental for a period of 5 years is 7,256 German Marks ($4,031 at July 1, 1998). Effective January 1, 1999 the leased property was increased and the minimum monthly rental became 19,568 German Marks ($11,717). Beginning July 1, 2003 full fair market value rental will apply.

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

                  In June and November 1998, APC was sued by Meyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively. APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999. Meyers Consulting currently consults for the Company.

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

                  In July 1998 the Company received gross proceeds of $250,000 and $150,000, pursuant to unsecured convertible promissory notes bearing interest at 8% per annum. The principal balance and all unpaid interest thereon shall be due and payable on December 31, 1998 (the "Maturity Date"). On the Maturity Date the amount due shall be payable in cash or, at the option of holder ,$.0001 par value per share, of Company's common stock (the "Conversion Option"). In order to receive common stock holder must exercise the Conversion Option prior to December 17, 1998 by providing written notice of the intent to receive common stock in lieu of cash on the Maturity Date. The number of shares of common stock will be calculated at the rate of one share of common stock for each $1.80 of the amount due. Holder may exercise the Conversion Option in full or in part. If holder chooses to exercise the Conversion Option in part the amount due which shall be converted into shares shall be at least $25,000 or a multiple thereof.

                  On October 29, 1998 an unrelated party loaned the Company $500,000 which was used to pay down part of the obligation due Dresdner Bank. Debt service terms are currently being negotiated.

                  In November 1998, the Company received $200,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  On December 14, 1998, the Company received $865,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

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

7.       LICENSING AGREEMENTS

                  In October 1998, the Company entered into an agreement with Maxon Finance & Trade Ltd. whereby the outstanding license payable of approximately $1,977,000 plus accrued interest of approximately $79,000 was converted into 3,333,333 shares of common stock.

Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE-MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE-MONTHS ENDED DECEMBER 31, 1997

         Revenues

                  The Company commenced operations during the second quarter with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. Accordingly, the Company has generated revenues of $626,407 for the period.

                  Gross profit on the above revenues was $194,390 or 31%.

         Operating Expenses

                  Operating expenses were $1,248,697 for the three months ended December 31,1998, compared to $1,394,779 for the three months ended December 31, 1997. The principal items were valuation adjustments of loans for High Temperature Vitrification Systems of $321,006 compared to $0 for the three months ended December 31, 1997, salaries, wages and related fringe benefits of $322,773 for the three months ended December 31, 1998, compared to $(41,588) for the prior years comparable period, general and administrative expenses of $274,961 for the three months ended December 31, 1998 compared to $730,799 for the three months ended December 31, 1997, professional and other consulting fees of $213,410 for the current three month period versus $626,234 for the prior period and depreciation and amortization of $116,547 for the three months ended December31, 1998 compared to $79,334 for the three months ended December 31, 1997.

                  The increase in valuation adjustments of loans for High Temperature Vitrification Systems of $321,006 is due to the write-off of advances to the manufacturer of these systems who declared bankruptcy in February 1999 (See Note 3).

                  Interest expense increased to $72,265 for the three months ended December 31, 1998 compared to $54,225 for the three months ended December 31, 1997 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible notes and debentures.

         NINE-MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE-MONTHS ENDED DECEMBER 31, 1997

         Revenues

                  The Company commenced operations during the second quarter with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. Accordingly, the Company has generated revenues of $1,058,263 for the period.

                  Gross profit on the above revenues was $502,615 or 47%.

         Operating Expenses

                  Operating expenses increased by $2,649,919 or 65% to $6,711,880 for the nine months ended December 31,1998, compared to $4,061,961 for the nine months ended December 31, 1997. The principal items were research and development expenses of $0 in the current nine month period while the nine months ended December 31, 1997 had expenses of $875,000, valuation adjustments of loans for High Temperature Vitrification Systems of $4,218,329 compared to $0 for the nine months ended December 31, 1997, salaries, wages and related fringe benefits of $723,126 for the nine months ended December 31, 1998, compared to $427,929 for the prior years comparable period, general and administrative expenses of $626,345 for the nine months ended December 31, 1998 compared to $1,203,867 for the nine months ended December 31, 1997, professional and other consulting fees of $582,667 for the current nine month period versus $1,318,163 for the prior period and depreciation and amortization of $561,413 for the nine months ended
         December31, 1998 compared to $237,002 for the nine months ended December 31, 1997.

                  The increase in valuation adjustments of loans for High Temperature Vitrification Systems of $4,218,329 is due to the write-off of advances to the manufacturer of these systems who declared bankruptcy in February 1999 (See Note 3).

                  Interest expense increased to $246,629 for the nine months ended December 31, 1998 compared to $91,440 for the nine months ended December 31, 1997 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible debentures.

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

                  On October 29, 1998 an unrelated party loaned the Company $500,000 which was used to pay down part of the obligation due Dresdner Bank. Debt service terms are currently being negotiated.

                  In November 1998, the Company received $200,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  On December 14, 1998, the Company received $865,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

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

         In June and November 1998, APC Advanced Pollution Control AG ("APC") (formerly SEPC AG) was sued by Meyers Consulting for tax consulting and audit fees of 63,678 Swiss Francs ($44,000) and 60,639 Swiss Francs ($42,000) plus interest, respectively. APC settled the first claim including interest in August 1998 and the second claim excluding interest in February 1999. Meyers Consulting currently consults for the Company.

         In November 1998 Baylord Consulting AG, a consulting firm initiated debt collection proceedings against APC to collect fees for technical and engineering services in the amount of 65,823 Swiss Francs ($45,000) plus interest. APC countersued in December 1998 saying such consulting contract did not exist. This action was settled by APC paying 40,000 Swiss Francs ($28,000) in February 1999.

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

         In December 1998 H. Juergen Schlichting sued APC for consulting services of 132,307 Swiss Francs ($96,000) plus interest at 5% since July 1, 1998. APC countersued to set such action aside. This action was settled in February 1999 with APC promising to pay $55,000 by March 15, 1999. Such payment has not yet been made.

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

Item 2.
         Changes in Securities and Use of Proceeds

         In October 1998, the Company entered into an agreement with Maxon Finance & Trade Ltd. whereby the outstanding license payable of approximately $1,977,000 plus accrued interest of approximately $79,000 was converted into 3,333,333 shares of common stock.

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



                                   SEILER POLLUTION CONTROL SYSTEMS, INC.

Dated:                             By:/S/Alan B. Sarko
                                         Alan B. Sarko
                                   Vice President and Chief Financial Officer