Form 10KSB
period 1999-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-07-23
CIK 718827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended March 31, 1999
                          -------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ECHANGE ACT OF 1934.

                       For the transition period from to

                         Commission file number 0-222630

                     Seiler Pollution Control Systems, Inc.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                   22-2448906
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

5115 Parkcenter Avenue, Suite 270, Dublin, Ohio          43017
  (Address of Principal Executive Offices)            (Zip Code)

                                  614-792-0400
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes   x           No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. $1,288,380

         The aggregate market value for the 5,130,424 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of June 30, 1999 is $8,336,939 based upon the closing average of the bid ($1.25) and asked ($2.00) prices for such stock on the date heretofore indicated, i.e. $1.625. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No    Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1999 - 7,565,362

Transitional Small Business Disclosure Format (check one):    Yes        No   x

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                      None

* Affiliates for the purpose of this item refers to the registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's common stock, both of record and beneficially - all as of June 30, 1999.

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

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                                   Form 10-KSB
                        Fiscal Year Ended March 31, 1999

                                TABLE OF CONTENTS

                                    Page No.

                                     PART I

Item 1.  Description of Business.                                         5

Item 2.  Description of Property.                                        13

Item 3.  Legal Proceedings.                                              14

Item 4.  Submission of Matters to a Vote of Security Holders.            14

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder
         Matters.                                                        15

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.                                                      19

Item 7.  Financial Statements.                                  F-1 to F-23

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.                            25

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the
         Exchange Act.                                                   26

Item 10. Executive Compensation.                                         30

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.                                                 31

Item 12. Certain Relationships and Related Transactions.                 33

Item 13. Exhibits, List and Reports on Form 8-K                          34

SIGNATURES                                                               35

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business Overview

         Seiler Pollution Control Systems, Inc. (hereinafter, "Seiler", the "Company", or the "Registrant) is engaged in the environmental service and equipment business both within and without the United States (and through its four subsidiaries as hereinafter indicated).

         Seiler Pollution Control Systems International, Inc. ("Seiler International") is a wholly owned subsidiary of the Company that holds the exclusive rights to a High Temperature Vitrification System ("HTV System" or "System"). The HTV System was initially developed and patented in Switzerland by Seiler High Temperature Separating Systems Ltd. ("Seiler HT"), a company controlled by a former director of the Company and his family. Seiler HT transferred exclusive worldwide rights to the "System" to Maxon Finance & Trade Ltd. SA ("Maxon"). In July 1993, Maxon transferred the European rights to Seiler International with the remaining worldwide rights being acquired directly by the Company from Maxon under a separate license agreement. On October 12, 1998, the Company entered into an agreement with Maxon whereby the principal amount of debt and accrued interest (approximately $2,056,000) owed to Maxon relating to the license agreements was converted into 3,333,333 restricted shares of common stock. See also "Security Ownership of Certain Beneficial Owners and Management" as to Maxon's current percentage interest in the Company and the fact that it is currently a principal stockholder.

         Advanced Pollution Control ("APC AG") formally known as Seiler SEPC AG ("SEPC AG") is a wholly owned subsidiary of the Company located in Switzerland. In February 1995, APC AG under its previous name SEPC AG formed a German company known as Seiler Trenn-Schmelzanlagen Betreibs GmbH ("Seiler TSB"). APC AG owns 50% of Seiler TSB and Dr. Gerold Weser, the Company's President and CEO and President of Seiler TSB owns the remaining 50%. Seiler TSB currently operates a commercial HTV recycling facility in Freiberg, Germany which recently commenced generating revenues. See also "Current Projects - Freiberg, Germany Project" appearing hereinafter in this Item 1.

         In March, 1997, Seiler acquired a majority interest in a private New Jersey corporation now known as Advanced Nuclear Control Inc. ("ANC") and formerly known as Seiler Nuclear Control Systems, Inc. ('Seiler Nuclear") and N.W. Technology, Inc. ("NWT") ANC plans to design, develop, build, and operate prototype and commercial vitrification facilities that will specialize in the handling of low-level and mixed nuclear waste.

         In the spring of 1998, the Company acquired an eighty percent (80%) interest in a newly formed subsidiary called Seiler Abfallbehandlungs und Dienstleistungs GmbH ("SABD GmbH"). The remaining twenty-percent (20%) is owned by Dr. Gerold Weser the Company's President. SABD currently operates a liquid waste processing facility in Berlin, Germany which recently commenced generating revenues. See also "Current Projects - Berlin, German Project" appearing hereinafter in this Item 1.

         Unless specifically identified by their individual names, Seiler Pollution Control Systems, Inc. and its four subsidiaries are hereinafter referred to as 'Seiler", "Company", or the "Registrant".

Competition

         Competition to manage or dispose of hazardous waste is segmented among waste landfills, waste treatment systems, incinerators and alternative technology processors. Seiler belongs to the latter group as one of the small number of companies engaged in recycling of wastes.

         Landfills are the most prevalent means of waste disposal. In the United States, landfill space is plentiful. However costs, permitting and other regulatory considerations have restricted the number of landfills. Currently, approximately eighteen (18) hazardous waste landfills exist in the United States and these are in direct competition with incinerators and various forms of new technologies.

         Many hazardous waste treatment technologies mix waste with cement kiln dust or lime and then dispose of the mixture in a landfill. This methodology stabilizes waste and could prevent short term leaching characteristics, but does not change the hazardous property makeup of the waste mixture.

         Incineration technology is only effective in handling organic laden waste feedstocks. Inorganic feedstocks will either fume or melt in incinerators and will eventually settle or be imbedded in the incinerator ash residue provided they are not directly released into the air. This ash residue then needs to be disposed. A Seiler HTV system can be integrated into an industrial waste incinerator process to handle the ash residue thereby preventing hazardous waste land disposal and future problems and liabilities associated with this disposal.

         Among the available alternative waste handling technologies, the most commonly known that could compete with the Seiler technology are metal reclamation systems, plasma systems, and other vitrification systems, as summarized in general terms below.

         Metal reclamation systems need large concentrations of waste feedstocks that have material quantities of particular metals to be cost effective. Typically, commercial waste generators produce wastes that have only small concentrations of various metals. Since metal reclamation systems concentrate on the resources they reclaim, they often generate residues which contain hazardous waste components. The residues generated from these systems remove the desired materials and leave the hazardous components in a more concentrated form.
Therefore, this waste is usually more hazardous than the original waste feedstock that was being reclaimed.

         Plasma systems that handle wastes require a large electrical source. This technology is very good at producing extreme heat. However, because of the very high temperatures, there is virtually no viable commercial end product
(such as glass ceramic) control and capturing fumed hazardous particles is difficult.

         Most other competing vitrification systems use electric or joule melter technology. Many of these systems are still in the pilot stage, concentrate mostly on the radioactive waste marketplace, and/or have a very small market share.

Licensing Agreements

         In  July  1993,  the  Company  entered  into  two  separate   licensing
agreements with Maxon. The amended licensing agreements required the Company to pay Maxon a licensing fee of $2.5 million for the European rights to the HTV

System and $2.5 million for the remaining worldwide rights. The Company made payments to Maxon prior to October 1998 totaling $3,022,751, and converted the outstanding principal balance of approximately $1,977,000 plus accrued interest of approximately $79,000 into 3,333,333 shares of common stock in accordance with October 12, 1998 agreement hereinabove referred to. As a result of these transactions, the Company currently owns the European and worldwide rights to the HTV System outright.

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

         The System's flexibility allows processing organic, inorganic, or mixed organic/inorganic waste feedstocks. The inorganics are the primary components needed for producing glass ceramic products and metal oxides, while the organic residues provide limited supplemental energy for the System.

         The HTV System process can be controlled to produce materials in different shapes and forms as well as in various degrees of hardness and toughness. The resulting materials are made into nonhazardous marketable products and recycled back into the commercial marketplace.

The HTV System

         Seiler's commercial HTV Systems can process 2,000 to 15,000 tons of waste feedstocks per year at a rate of 600 to 4400 pounds (250-2,000 kilograms) per hour. The commercial system is built to operate 24 hours per day, 7 days per week, shutting down only for scheduled maintenance or emergency repairs. The HTV System includes extensive process controls, a combustion air heat exchanger, a flue gas quench system, a refined glass ceramic exit system, and sophisticated air pollution control components.

         The Company promotes installing a commercial HTV System on the site where the waste feedstocks are generated. By managing the waste onsite, transportation costs, safety, and liability concerns associated with offsite management are reduced if not eliminated. A commercial HTV System may, however, be built in a central location to serve as a regional recycling center for a number of hazardous and industrial waste generators in order to achieve economies of scale.

Market Strategy and Business Development

         Seiler's marketing strategy is to promote the Company's vitrification process as the preferred option for managing hazardous and industrial wastes by stressing the fact that Seiler's HTV System offers environmental and economic advantages over traditional waste disposal or storage methods. The Company also plans to accelerate the product development and marketing side of the business.

Environmental Advantages

         The HTV System recycles hazardous and industrial wastes into safe, nonhazardous glass ceramic products by binding the metal components in the waste feed in a glass ceramic matrix on a molecular level. The resultant inert materials pass standardized governmental leachate tests including the United States EPA Toxicity Characteristic Leaching Procedure and its European equivalents. Dangers and liabilities associated with hazardous waste storage and disposal are reduced or eliminated, thereby providing a safer and more environmentally sound method of waste management.

Economic Advantages

         Hazardous wastes require monitoring, disposal and/or storage costs not only at the time of disposal but also over the long period of "cradle to grave" responsibility. Liability issues with their accompanying legal fees and possible fines also remain open-ended. Additionally, companies/responsible parties are subject to financial accountability on contamination issues not only for the future, but retroactively as well.

Product Development and Marketing

         As heretofore indicated, the glass ceramic materials produced by the HTV System are inert, nontoxic and reusable. Consistent characteristics such as substantive hardness, toughness, color and insulating properties make the recycled materials commercially marketable. The process produces reclaimable products that can be sold, such as nonhazardous metal oxides and salts.

         Seiler's product research and development is conducted on two fronts. The United States product research and development operations are overseen through the Company's Dublin, Ohio offices. In the United States, the Company has developed ongoing relationships with The Ohio State University Department of Material Science and Engineering (OSU) and the Edison Material Technology Center (EMTEC) to expand glass ceramic product quality and development. In Europe, the Company has an ongoing relationship with the University of Freiberg to expand its glass ceramic processing capabilities and to supplement product development efforts. The European product research and development operations are overseen at the Company's Freiberg, Germany plant facility.

         Bench studies and laboratory research have identified three commercial glass ceramic product markets; architectural applications, abrasive applications, and refractory applications. Examples of architectural applications include floor and wall tile, sinks, bathtubs, patio stones, mosaics, bricks, vanities, and counter tops. Examples of abrasive applications include sandpaper, grinding media, shot blast media, garnet replacement media, sandblast replacement media, grinding wheels, glass beads, buffing compounds, and polishing compounds. Examples of refractory applications include fireproof wallboard, roofing media, filtration media, high temperature specialty products, and insulation.

         This past year, the Company's product development efforts have been intensified. The Company is currently marketing commercialized glass ceramic products generated from its Freiberg, Germany recycling facility. Market and product development efforts have been expanded to incorporate more products and to identify higher end use markets. Seiler intends to continue market development and product expansion in the coming years.

Current Projects

Freiberg, Germany Project:

         Groundbreaking for the Freiberg recycling facility took place in May of 1997. The facility was completed by the end of November 1998 with one vitrification line active. The second vitrification line is not scheduled to be completed until the end of 1999. The facility was designed to handle two vitrification process lines with a capacity of processing 10,000 to 12,000 tons of waste per year. Since January 18, 1999, the Freiberg facility has received permission to process over 100 types of hazardous waste including; industrial paint and hydroxide sludges, industrial wastewater treatment sludges, electroplating sludges, contaminated chemicals, petrochemicals, spent solvents, oils, pesticides, asbestos containing residuals, and mixed organic/inorganic residuals.

         Since opening, the Freiberg facility has operated over 4,000 hours. The current revenue stream for the single operating line is approximately 400-600 DM per input ton. The glass/ceramic products produced from the System are being sold at a current average of 50 DM per ton.

         Once operations began, the Freiberg system operated continuously for approximately 2,500 hours on temperatures which exceeded 1550 degrees Celsius (over 2800 degrees Fahrenheit). At this point, the process engineering staff planned a system shutdown so as to conduct a comprehensive inspection. This occurred in January 1999. Bringing the system down at this time was part of the shakedown engineering procedures in as much this was the Company's first operating commercial system. Each part of the system was carefully inspected with extraordinary time spent on the inspection and evaluation of the high temperature portions of the system. All of the designed components performed better than expected especially the high temperature converter, which is the primary high heat component. This component was expected to have the most wear because it operates under the highest temperatures.

         After this inspection, the plant was heated up again and the air emission regulating authorities conducted full scale emission testing. Data was gathered over a seventy-two hour time period. All of the critical air emissions were far under the allowed regulatory values. As a result of these factors Seiler TSB has secured regulatory authority to recycle approximately 150 different kinds of waste-streams for the Freiberg facility.

         It is anticipated that the Freiberg facility will break even in 1999 even with only one vitrification line operating with a processing capacity of 5,000 to 6,000 tons per year. It is further anticipated that the Freiberg facility will be at full operating capacity with two vitrification lines running prior to December 2000. The Company sales staff has determined that significant waste feedstocks are available for the Freiberg recycling facility.

         The Company has moved its Research and Development operations and European manufacturing facilities from Switzerland to Freiberg. Besides an operating facility, Freiberg will also be a Company technical engineering and know-how center. The Company is currently negotiating with a large German engineering and industrial construction general contractor to handle European projects.

United States Air Force Project:

         Testing for United States Air Force and other Department of Defense waste streams under Seiler's Phase II Radian International contract has been completed. This work has been formally documented. Due to the success of this project, negotiations are currently proceeding to have the United States Air Force, the Defense Logistics Agency, and other Department of Defense facilities use the Seiler technology once a United States plant is operable. This is expected to take place next year.

Coshocton, Ohio Project:

         Construction of the building to house the high temperature vitrification system was completed and a "Certificate of Occupancy" was issued by the appropriate Ohio regulatory agency. Funding concerns delayed progress on the engineering and design of the commercial vitrification system for Coshocton. However with the new project financing in place, which is expected in August 1999, this project can proceed. See also Item 1 "Description of Business - Summa Capital Project Financing Proposal" appearing hereinafter.

         Significant progress was made in the regulatory arena with the issuance, by the Ohio Environmental Protection Agency (OEPA), of a determination recognizing Seiler's high temperature vitrification (HTV) technology as being true recycling provided it meets all of the specified conditions described in a formal recycling recognition letter which was sent to Seiler in July, 1998. Seiler has been granted exempt status when processing electric arc furnace dust from steel mills, contaminated sandblast media, and contaminated foundry sands. The Ohio EPA determination also makes provisions for exempt status to be extended to other types of waste feedstocks under a testing protocol. The next step in the regulatory process for the Coshocton project is to secure air and surface water permits to install and operate. The applications for these permits are prepared under Ohio EPA's guidance. It is expected that this permit will not be difficult to secure because it is mostly dependent on good engineering practices and equipment.

California Project:

         As was the case for the Coshocton, Ohio project, this project was also delayed due to project financing problems. Since project financing is expected to be available in August 1999, this project is not expected to continue until later in the year. Seiler's exempt status in California allows that this system can be placed anywhere within the State as long as it meets the recycling exemption criteria standards that were expressed in the State of California EPA letter of September, 1997. Ongoing negotiations with the Department of Defense continue with respect to selection for the initial site of the California system. Engineering for a California system is not projected to commence until after the Coshocton, Ohio project is well underway.

The Edison Materials Technology Center (EMTEC) Projects:

         Seiler's original Core Technology Project (CT-54) was successfully completed. A final project report has been prepared. Some of the goals achieved in this project were the production of lower cost glass ceramic products from waste feedstocks, production of higher value products, production of new prototype products, production of model product and process specifications, identification of an Ohio recycling site (Coshocton), and the preparation of project financial templates.

         Seiler has secured another Core Technology project from EMTEC (CT-68). This project which was initially expected to start January 1,1999 will actually commence August 1, 1999. This new project is expected to enhance commercialization of the Seiler HTV technology and develop higher value glass ceramic products that will be generated from waste feedstocks. Phase I of CT-68 has a value of $100.000 (US) and Phase II has a value of $350,000 (US). Phase II will commence approximately July 1, 2000. The Company has a number of corporate supporters and team affiliates for this project including The Ohio State University, Allied Mineral Products, Armco Steel, Delphi Chassis, Consolidated Natural Gas, Cleveland Fluid Systems, The RJ Marshall Company, American Rock Wool, Coshocton County Jobs Plus, North American Processing Company, The US Air Force, Stan-Blast Abrasive Company, and many others.

Berlin, Germany Project:

         This project is being managed by the Company's subsidiary SABD GmbH. The project involves three phases. Phase I includes the purchase and operation of an existing chemical/physical treatment plant which is designed to treat liquid hazardous wastes. Phase II involves the modernization of this facility. In Phase III the Company intends to construct and operate a new HTV plant facility for handling solid hazardous wastes. Permitting and licensing of the HTV facility is expected to be completed by November, 1999. This system will be designed with a processing capacity of 12,000 - 15,000 tons of input hazardous materials per year.

         The existing chemical/physical treatment plant has been generating revenues since the late summer of 1998. Additional project financing for this project is expected to come from Summa Capital LTD., the Company's new project financing partner, and the German government and departmental authorities who are expected to provide subsidies and credits similar to those already supplied in the Freiberg project. See also Item 1 "Description of Business - Summa Capital Project Financing Proposal" appearing hereinafter.

Swiss Projects:

         There has been no significant change with respect to the RESH auto shredder project; a cooperative joint venture between the Company and Swiss Steel called PyRec AG. For prior information with respect to this project reference is herewith made to the Company's Form 10- K for its fiscal year ended March 31, 1998.

         The Company has moved its R&D operations and European manufacturing facilities from Switzerland to Freiberg, Germany (see Freiberg Project discussion). Two hazardous waste projects and one low-level radioactive waste project are in development for Switzerland.

Austrian Low-Level Radioactive Project:

         The Company has entered into a joint venture to undergo rigorous testing for the processing of low-level radioactive waste at the Austrian Nuclear Research Center in Seibersdorf, Austria. A pilot facility constructed in Switzerland has already successfully processed simulated low-level wastes. This project is expected to get underway by year's end. Through this joint venture structure, the Company expects to gain access to the permits necessary for processing low-level radioactive wastes in Austria while also having the possibility of extending these permits throughout the European Economic Community.

         The International Atomic Energy Agency (IAEA) is based in Seibersdorf, Austria. This is an international organization founded by countries using nuclear power. All guidelines regarding the handling and processing of radioactive waste is made through this organization. The Nuclear Research Center not only has all permits for handling radioactive waste, but also they have a highly regarded personnel-training program. These are key elements for Seiler's low-level radioactive projects. The Company plans to integrate its first low-level radioactive system within the Research Center's existing facility.

French Projects:

         There have been no new developments in the French projects that have not already been reported. For prior information with respect to this project reference is herewith made to the Company's Form 10-K for its fiscal year ended March 31, 1998.

Possible Other Projects - Proposals:

         A proposal for the installation of an HTV system was requested by a Mexican Company. A proposal was submitted, and subsequently was put off indefinitely due to the financial instability of the project.

         A proposal was made for the installation of two HTV systems in Saudi Arabia. The terms and conditions of this project are currently changing, and further evaluation for going forward will need to be analyzed before the Company formally commits.

         Expressions of interest for HTV systems were received from groups in Spain, India, Italy, Japan, Taiwan, West Virginia, New Mexico, Arkansas, and Texas. Follow-up on these potential projects is ongoing.

Summa Capital Project Financing Proposal:

         In January 1999 the Company entered into a financing agreement with Summa Capital Corporation ("Summa"), a British West Indies company specializing in Asset Management and Project Financing, whereby Summa agreed to provide (through others) up to Seventy Five Million Dollars ($75,000,000) of financing to Seiler for the construction of processing plants, research and development and general business expansion; either through issuance of debentures or utilization of note purchase agreements (or similar debt documents) with accredited investors. Assuming specific project financing the Company will be required to deliver a first lien position for financing participants so as to secure assets for a specific financed project.

         Agreed to financing terms include: (1) a financing term of 12 years with interest at the rate of 7-7/8% per annum, with interest limited and payable only on those funds drawn-down for each specific projects and with Seiler's right to defer interest payment for the first 24 months subsequent to each draw-down date, (2) Seiler being required to obtain contractually binding agreements for processing waste and the sale of the recycled products for 65% of vitrification system capacity with the understanding that contractual agreements (with the exception of the first 2 U.S. projects and the first 2 foreign country projects) shall be in place within six months of the time that the identified vitrification system is in commercial operation and with the further understanding that contractual agreements for all subsequent projects shall be in place prior to project funding draw-down and (3) the Company being required, prior to draw-down, to have all necessary environmental permits and determinations in place with all other permits to be obtained in accordance with project schedule and with the Company acting as project manager for each designated project.

         In accordance with the terms of the agreement, Summa is to receive a 15% equity interest in the Company (assuming its compliance with each of its warranties and representations). Additionally, Summa has already received from the Company a $65,000 mobilization fee to cover all to its direct costs and attendant fees incurred with respect to the transaction described. The Company has also paid the sum of $200,000 to Summa's designated counsel as and for legal fees and expenses directly related to this transaction and with the understanding that (a) any further legal fees shall be the obligation of Summa and (b) if for any reason other than the Company's failure to perform, such $200,000 is to be fully refunded to the Company.

         The foregoing is intended as a brief summary and overview of the agreements between the Company, Summa and any other parties involved in the transaction described above and does not purport to state each of the terms and conditions involved in such transaction but rather attempts to highlight those portions of the transaction which management deems most pertinent.

         Notwithstanding all or any portion of the above and the fact that the described transactions are being actively pursued by all parties thereto, no funds have been received by the Company as of July 15, 1999 nor have any final documents intended to evidence transfer of funds been executed so as to make fund transfer and delivery eminent.

Employees

         The Company currently has 37 full time employees as well as certain contract staff members and part time employees as hereinafter indicated. The Company's North America operations including the corporate headquarters in Dublin, Ohio employs four (4) full time employees, two (2) part time employees and eight (8) contract staff members. APC in Switzerland employs one (1) part time staff member and one (1) contract staff member.Seiler TSB GmbH in Freiberg, Germany employs eighteen (18) full time employees and one (1) contract staff member. SABD GmbH in Berlin, Germany employs 14 full time employees and one (1) contract staff member. ANC in Seibersdorf, Austria employs one (1) full time employee and two (2) contract staff members.

ITEM 2.           DESCRIPTION OF PROPERTY

         Seiler's corporate headquarters are located at 5115 Parkcenter Avenue, Suite 270, Dublin, Ohio 43017, its telephone number is 614-792-0400 and its fax number is 614-792- 0474. The Company currently has a five -year lease for these premises that runs until April 1, 2004.

         The Company also has a five-year lease with an option to purchase for its Coshocton, Ohio facility. The address for this facility is 405 Brewer Lane, Coshocton, Ohio 43812.

         Seiler  TSB currently owns the property and buildings for its Freiberg,

Germany plant facility. This facility is located at Frauensteiner Strasse 81, D-09599. Freiberg, Germany.

         SABD GmbH is located at Landsberger Allee 400, D-12681, Berlin, Germany. The SABD GmbH Berlin plant facility is currently under a ten-year lease with an option for an additional ten years.

         ANC is currently negotiating for a two year lease that would end December 31, 2001 with an option for an additional two years in Seiberdorf, Austria. Assuming successful consummation of negotiations, the address for this facility will be OEFZ, Seibersdorf, Austria.

         For further information with respect to terms of leases, monetary obligations thereunder and related matters, reference is herewith made to Note 16 to the audited financial statements which are part of this Form 10-KSB.


ITEM 3.           LEGAL PROCEEDINGS

         The Company currently is not a party to any material litigation in the United States.

         The Company is a party to a number of legal proceedings commenced outside the United States and most particularly in both Switzerland and Germany. For summarized information regarding such legal proceedings, reference is herewith made to Note 17 to the audited financial statements which are part of this Form 10-KSB.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the Company's fourth quarter.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Marketing Information. The Company's Common Stock, $.0001 par value (the "Common Stock") was listed on the NASDAQ Small Cap Market and traded under the symbol SEPC(E) until October 12, 1998 delisting. Since such date the Company's Common Stock has only traded in the National Quotation Data Service ("pink sheets"). The following table sets forth for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's Common Stock for each full quarterly period. The data covers the two most recent fiscal years and any subsequent interim period for which financial statements are included and/or required to be included, as well as data for periods subsequent to March 31, 1999.

Fiscal Year Ended March 31, 1998                                       Quarterly Common Stock Price
           By Quarter                                                         Ranges(1)(2)
Quarter  Date                                                            High             Low

1st      June 30, 1997                                                 $18.5625         $13.8750
2nd      September 30, 1997                                             17.2500           8.6250
3rd      December 31, 1997                                              15.7500           9.0000
4th      March 31, 1998                                                 12.3750           4.3215

Fiscal Year Ended March 31, 1999                                       Quarterly Common Stock Price
          By Quarter                                                          Ranges (1)(2)
Quarter  Date                                                            High             Low

1st      June 30, 1998                                                 $ 7.50           $ 1.3125
2nd      September 30, 1998                                              3.75             1.3215
3rd      December 31, 1998                                                 (3)                (3)
4th      March 31, 1999                                                    (3)                (3)

Fiscal Year Ended March 31, 2000                                       Quarterly Common Stock Price
          By Quarter                                                          Ranges (1)(2)
Quarter  Date                                                            High             Low

1st      June 30, 1999                                                 $   (3)          $     (3)
-------------------

(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrants's Common Stock has taken place, such transactions have been limited to the over-the-counter market for periods indicated subsequent to October 12, 1998 delisting. Since October 12, 1998, all prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets"). Since October 12, 1998 the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions. Prior to October 12, 1998 delisting and for all periods indicated above, the Registrant's Common Stock was traded on the NASDAQ SmallCap Market.

(2) All prices indicated herein and throughout this Form 10-KSB unless otherwise indicated take into account and retroactively reflect a 1 for 6 reverse stock split effective October 1, 1998.
(3) During the periods indicated the Company's Common Stock "traded" sporadically on the National Quotation Data Service ("pink sheets"). The Company has been unable to obtain quarterly Common Stock price ranges for these periods but has been able to ascertain that the closing bid and asked prices as of June 30, 1999 were $1.25 and $2.00 respectively in very limited trading.

         (b) Holders. As of June 30, 1999 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's June 30, 1999 certified list of stockholders) amounted to 419 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c) Dividends. The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         (d) NASDAQ Delisting. By decision dated October 12, 1998, the NASDAQ Listing Qualifications Panel (the "Panel") determined to delist the Company's securities due to the Company's failure to demonstrate its ability to maintain compliance with the bid price and filing requirements set forth in NASD Rules 4310(c)(4) and 4310(c)(14), while at the same time raising concerns about whether the Company could sustain compliance with the net tangible assets requirements over the long term. This decision was appealed by the Company and affirmed by the NASDAQ Listing and Hearing Review Council (the "Council") on April 1, 1999.

         Non compliance with aforementioned NASD Rule 4310(c)(14) related to the fact that the Company had not timely filed its Form 10-K for fiscal year ended March 31, 1998, while non compliance with aforementioned NASD Rule 4310(c)(4) related to the fact that the Company failed to maintain compliance with the minimum bid requirement price of $1.00 for more than 30 consecutive trading days. The Council further noted in its April 1, 1999 decision that while the Company had subsequently filed its aforementioned March 31, 1998 10-K such report was almost four months delinquent and the Company remained delinquent in the filing of its Forms 10-Q for quarters ended June 30, 1998, September 30, 1998 and December 31, 1998; finding that the Company's failure to comply with these requirements for an extended period of time served as a separate grounds for the Council's affirming of the Panel's decision. The foregoing summarizes certain pertinent portions of the Council's aforesaid April 1, 1999 decision but does not purport to be a complete review of all statements contained therein.


         Since delisting the Company has changed auditing firms and is current with respect to its Exchange Act of 1934 reporting requirements having since filed aforesaid 10-Qs for quarters ended June 30, 1998, September 30, 1998 and December 31, 1998.

         (e)      Recent Sale of Unregistered Securities.

         During the fiscal years ended March 31, 1998 and March 31, 1999 the Company engaged in sales of unregistered securities (including convertible debentures ("debentures")) as follows:

1 a. During the month of November 1997 the Company received net proceeds of $2,457,000 (out of gross proceeds of $3,000,000) from the sale of debentures bearing interest at the rate of 7% per annum in accordance with Regulation D and exemption provided by Rule 506. Such debentures provided for a 25% to 35% discount from market dependent upon certain specific factors. $2,000,000 of such debentures was sold to Dominion Capital Fund, Ltd. and $1,000,000 of such debentures was sold to Sovereign Partners LP - both identifying themselves as accredited investors.

1 b. In June of 1998 the Company issued (to Dominion Capital Fund Ltd.) 7% debentures for gross proceeds of $220,000 and in August 1998 the Company issued (to Sovereign Partners LP) additional debentures for gross proceeds of $230,000. In each instance these debentures were issued to accredited investors in accordance with Regulation D and Rule 506 and the debentures were convertible at a 35% discount from market.

1 c. In January of 1999 the Company entered into a rollover transaction with those debenture holders indicated in 1 a and b above, pursuant to which (after providing for incentives, penalties and interest) the outstanding debentures were converted into new debentures for gross proceeds of $6,055,280; of which the Company received (in non-rollover funds) gross proceeds of $1,158,000; $758,000 being received in January 1999, $150,000 being received in April 1999 and the balance of $250,000 being received in May 1999. The transactions discussed in this paragraph were conducted in accordance with Regulation D and Rule 506 and all debentures issued were issued to accredited investors. The debentures as rolled over or as newly issued each provide for conversion at a discount from market of 30% and bear interest at the rate of 7% per annum. These debentures were issued to the same entities who purchased the debentures indicated in Item 1 a and b above.

2. In January of 1998 the Company received gross proceeds of $2,000,000 from Wilfried Groote, an accredited investor, in accordance with exemption provided by Section 4(2) of the Securities Act of 1933 in exchange for which it issued to Mr. Groote an aggregate of 416,667 restrictive shares.

3. In July of 1998 the Company received a loan of $250,000 from Sheltsville Company SA ("Sheltsville"). Pursuant to February 18, 1999 agreement the Company issued 294,444 restrictive shares to Sheltsville in exchange for extinguishment of such outstanding indebtedness (as previously evidenced by July 20, 1998 8% unsecured convertible promissory note).

4. In July of 1998 the Company received a loan of $150,000 from Peter Ruegg as evidenced by a July 20, 1998 8% unsecured convertible promissory note. Pursuant to February 1999 agreement the Company issued 500,000 restrictive shares to Mr. Ruegg in exchange for extinguishment of such indebtedness.

5. On October 12, 1998 the Company issued 3,333,333 restrictive shares of common stock to Maxon Trade & Finance Ltd. SA in exchange for cancellation of outstanding debt (inclusive of accrued interest) approximating $2,056,000. See also Part I, Item 1 "Description of Business - Licensing Agreements".

6. In accordance with subscription agreements and convertible debentures the Company received in February 1999 (a) $175,000 from Scorpion Nominees Ltd. ("Scorpion") and (b) $30,000 from Marcuard Cook & Cie S.A. ("Marcuard"). Pursuant to agreements in March 1999 (a) Scorpion exercised its conversion rights in its entirety in exchange for 286,885 restrictive shares of Company common stock while (b) Marcuard exercised its conversion rights in its entirety in exchange for 49,180 restrictive shares of Company common stock. Both Scorpion and Marcuard represented themselves to be accredited investors and the transactions referred to were conducted in accordance with Regulation D and Rule 506.

7. Pursuant to February 1999 agreement the Company issued 214,141 restrictive shares to Rolcan Finance Ltd. ("Rolcan") in exchange for extinguishment of then outstanding debt from the Company to Rolcan amounting to $107,070.

8 a. In November of 1998 and December of 1998 the Company entered into two separate subscription agreements and debentures with Apex Holding SA ("Apex"), the first of which was for gross proceeds of $200,000 while the latter was for gross proceeds of $865,000. In each instance these agreements were entered into in accordance with Regulation D and Rule 506 and the debenture holder represented itself to be an accredited investor.

8 b. In July of 1999 and subsequent to negotiations between the Company and Apex the $200,000 debenture was extinguished in its entirety in exchange for 417,811 restrictive shares while the $865,000 debenture was similarly extinguished in its entirety in exchange for 1,508,272 restrictive shares.

8 c. The issuance of the restrictive shares indicated in 8 a and b above occurred subsequent to the close of the Company's March 31, 1999 fiscal year and subsequent to the June 30, 1999 date being utilized throughout this Form 10-KSB as a "record date" so as to determine shares outstanding and percentage of ownership. For these reasons Apex does not appear as a principal stockholder in
Item 11 hereof  nor is  mention  made of it in Item 9 hereof as same  relates to
Section 16(a) compliance under the Exchange Act.

         See also Note 10 to audited financial statements and "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information regarding sale of securities and/or manner in which Company has financed its ongoing operations.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31,
                  1998

Revenues

         The Company commenced operations during the year with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. Accordingly, the Company has generated revenues of $1,288,380 for the year.

         Gross  profit on the above  revenues  was $743,017 or 58%.

Operating Expenses

         Operating expenses were $8,028,502 for the year ended March 31,1999, compared to $11,522,229 for the year ended March 31, 1998. The principal items were valuation adjustments of loans for High Temperature Vitrification Systems of $3,443,516 compared to $2,696,855 for the year ended March 31, 1998, salaries, wages and related fringe benefits of $1,314,374 for the year ended March 31, 1999, compared to $800,607 for the prior years comparable period, general and administrative expenses of $577,137 for the year ended March 31, 1999 compared to $1,644,901 for the year ended March 31, 1998, professional and other consulting fees of $1,485,373 for the current year versus $382,813 for the prior year and depreciation and amortization of $1,208,102 for the year ended March 31, 1999 compared to $358,603 for the year ended March 31, 1998.

         Interest and other financing expense increased to $1,375,345 for the year ended March 31, 1999 compared to $455,987 for the year ended March 31, 1998 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible notes and debentures.

Liquidity and Capital Resources

         The Company funds its capital requirements with a combination of equity financing, government subsidies and debt financing. The Company utilizes these sources of capital to construct HTV Systems, perform research and development related to these systems, and meet the daily requirements of operating the Company.

         In November 1997 the Company received $2,457,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Fifty percent of the debentures are convertible into shares of common stock at the option of the debenture holder at the lesser of (1) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the closing date, or (2) 75% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that are after the earlier of the registration effective date or 120 days following the closing date. The purchaser may convert the debentures into common stock at the lesser of (1) 120% of the five day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates after 120 days following the closing date. The remaining 50% of the debentures may be converted at 75% or 65% of the five day average closing bid price within or without 120 days following the closing date respectively. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. Interest of $73,600 has accrued since the convertible debenture issuance.

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

         In July 1998, the Company received $230,000 from the sale of 7% cumulative debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 65% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

         In November 1998, the Company received $200,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. In July of 1999 these debentures were extinguished for 417,811 restrictive shares.

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

         In January of 1999 the Company entered into a rollover transaction with the debenture holders of November 1997 and June and July 1998, pursuant to which (after providing for incentives, penalties of $852,290 and interest of $283,452) the outstanding debentures were converted into new debentures for gross proceeds of $6,055,280, 7% convertible debentures, convertible into common stock of the Company. The Company received $1,158,000 cash proceeds from the offering. These debentures are collateralized by the Company's land, inventory, plant and equipment in Freiburg, Germany and guaranteed by the 50% holder of STSB. Penalties are included in other financing expenses in the Statement of Operations

         On January 15, 1999 the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder converted the debentures into 32,787 shares of the Company's common stock.

         On January 12, 1999, the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

         On January 15, 1999, the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 32,787 restrictive shares of Company common stock.

         On January 15, 1999, the Company received $10,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

         On February 12, 1999, the Company received $175,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 286,885 restrictive shares of Company common stock.

         On February 16, 1999, the Company received $10,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 16,393 restrictive shares of Company common stock.

         For purposes of the accompanying financial statements, the convertible debentures are recorded as additional paid in capital since the debenture agreement does not provide for repayment of the debenture in cash and requires a mandatory conversion into common stock no later than 24 or 36 months after issuance.

         In July 1998 the Company received gross proceeds of $250,000 and $150,000, pursuant to the issuance of unsecured convertible promissory notes bearing interest at 8% per annum. Pursuant to a February 18, 1999 agreement the Company issued 294,444 restrictive shares, on May 21, 1999, to the holder of the $250,000 note in exchange for such outstanding indebtedness. Pursuant to an additional agreement in February 1999, the Company issued 500,000 restrictive shares, in February 1999, in exchange for the $150,000 convertible note outstanding.

         In January 1999 the Company entered into a financing agreement with Summa Capital Corporation ("Summa"), a British West Indies company specializing in Asset Management and Project Financing, whereby Summa agreed to provide (through others) up to $75,000,000 of financing to Seiler for the construction of processing plants, research and development and general business expansion; either through issuance of debentures or utilization of note purchase agreements (or similar debt documents) with accredited investors. Assuming specific project financing the Company will be required to deliver a first lien position for financing participants so as to secure assets for a specific financed project.

         Agreed to financing terms include: (1) a financing term of 12 years with interest at the rate of 7.875 % per annum, with interest limited to and payable only on those funds drawn-down for each specific projects and with Seiler's right to defer interest payment for the first 24 months subsequent to each draw-down date, (2) Seiler being required to obtain contractually binding agreements for processing waste and the sale of the recycled products for 65% of vitrification system capacity with the understanding that contractual agreements (for the first 2 U.S. projects and the first 2 foreign country projects) shall be in place within six months of the time that the identified vitrification system is in commercial operation and with the further understanding that contractual agreements for all subsequent projects shall be in place prior to project finding draw-down and (3) the Company being required, prior to draw-down, to have all necessary environmental permits and determinations in place with all other permits to be obtained in accordance with the Company acting as project manager for each designated project.

         In accordance with the terms of the agreement, Summa is to receive a 15% equity interest in the Company (assuming its compliance with each of its warranties and representations). Additionally, Summa has already received from the Company a $65,000 mobilization fee to cover all its direct costs and attendant fees incurred with respect to the transaction described. The Company has also paid the sum of $200,000 to Summa's designated counsel as and for legal fees and expenses directly related to this transaction and with the understanding that (a) any further legal fees shall be the obligation of Summa and (b) if for any reason other than the Company's failure to perform, such $200,000 is to be fully refunded to the Company.

         Notwithstanding all or any portion of the above and the fact that the described transactions are being actively pursued by all parties thereto, no funds have been received by the Company as of July 15, 1999 nor have any final documents intended to evidence transfer of funds been executed so as to make fund transfer and delivery eminent.


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

              SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998


                                    Contents









Index.......................................................... .............F-1
Report of Independent Auditors...............................................F-2
Audited Consolidated Financial Statements:
Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statement of Cash Flows.........................................F-6
Notes to Consolidated Financial Statements...........................F-7 to F-23

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Seiler Pollution Control Systems, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheet of Seiler Pollution Control Systems, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seiler Pollution Control Systems, Inc. and Subsidiaries as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Seiler Pollution Control Systems, Inc. and Subsidiaries, will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants
New York, New York
June 30, 1999

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash                                                          $        96,419
   Accounts receivable                                                   163,723
   Prepaid expenses and sundry receivables                               807,382
   Inventories                                                             5,603
                                                                  --------------
         TOTAL CURRENT ASSETS                                          1,073,127
                                                                  --------------

OTHER ASSETS
   Licensing agreements, less accumulated amortization of
       $1,812,719 and $1,495,384                                       2,947,284
   Other assets                                                          126,548
                                                                  --------------
                                                                       3,073,832
                                                                  --------------

PROPERTY, PLANT, AND EQUIPMENT                                        10,373,273
                                                                  --------------
                                                                 $    14,520,232
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $     1,311,808
   Current portion of long - term debt                                 4,794,026
   Accrued expenses                                                    1,285,654
   Other current liabilities                                              42,796
                                                                  --------------
       TOTAL CURRENT LIABILITIES                                       7,434,284
                                                                  --------------
LEASES PAYABLE                                                           618,949

LOANS PAYABLE - STOCKHOLDERS                                             539,131

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                 3,335,410

CONVERTIBLE NOTES PAYABLE                                                900,000

MINORITY INTEREST                                                         65,161

STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value, authorized 35,000,000 shares,
       issued and outstanding 8,815,168                                      902
   Additional paid in capital                                         38,823,982
   Accumulated deficit                                              (33,500,662)
   Accumulated other comprehensive loss                              (3,696,925)
                                                                  --------------
       TOTAL STOCKHOLDERS' EQUITY                                      1,627,297
                                                                  --------------

                                                                 $    14,520,232
                                                                  ==============


                 See notes to consolidated financial statements

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                     Year ended March 31,
                                              ----------------------------------
                                                     1999            1998
                                              --------------    ----------------


REVENUE                                     $      1,288,380   $           -

COST OF SALES                                        545,363               -
                                              --------------    ----------------

GROSS PROFIT                                         743,017               -
                                              --------------    ----------------

OPERATING EXPENSES
 Research and development                               -             5,638,450
 Write off of loans for HTV Systems                3,443,516          2,696,855
 Professional and other consulting fees            1,485,373            382,813
 Salaries, wages and related fringe benefits       1,314,374            800,607
 General and administrative                          577,137          1,644,901
 Depreciation and amortization                     1,208,102            358,603
                                              --------------    ----------------
                                                   8,028,502         11,522,229
                                              --------------    ----------------

LOSS FROM OPERATIONS                               7,285,485         11,522,229
                                              --------------    ----------------

OTHER INCOME AND (EXPENSES):
 Miscellaneous                                        89,684               -
 Interest income                                         529             46,622
 Interest and other financing expense             (1,375,345)          (455,987)
                                              --------------    ----------------
     TOTAL OTHER INCOME AND (EXPENSES)            (1,285,132)          (406,365)
                                              --------------    ----------------

LOSS BEFORE MINORITY INTEREST                      8,570,617         11,928,594

 Minority interest                                      -            (1,791,901)
                                              --------------    ----------------

NET LOSS                                     $     8,570,617   $     10,136,693
                                              ==============    ================

NET LOSS PER SHARE - BASIC                   $          1.45   $           2.82
                                              ==============    ================

WEIGHTED SHARES USED IN COMPUTATION - BASIC        5,908,624          3,594,679
                                              ==============    ================









                 See notes to consolidated financial statements

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED MARCH 31,1999 AND 1998



                                                                                Accumulated
                                     Common stock    Additional                    Other
                                   ----------------   Paid-in     Accumulated  Comprehensive
                                     Shares  Amount   Capital       Deficit         Loss        Total
                                   ---------------------------------------------------------------------
BALANCE, MARCH 31, 1997            3,523,685 $ 352  $ 26,540,202 $ (12,906,183) $  (484,008) $ 13,150,363

Exercise of stock options under
1996 Non - Statutory Stock
Option Plan                            3,066    -         10,051          -            -           10,051

Issuance of common stock
for cash                             416,667    42     1,999,958          -            -        2,000,000

Issuance of convertible debentures      -       -      2,457,000          -            -        2,457,000

Foreign currency translation loss       -       -          -              -      (2,241,371)   (2,241,371)

Beneficial conversion feature of
convertible debentures                  -       -      1,615,386    (1,615,386)        -             -

Net loss                                -       -          -       (10,136,693)        -      (10,136,693)
                                   ----------------------------------------------------------------------
BALANCE, MARCH 31, 1998-(restated) 3,943,418   394    32,622,597   (24,658,262)  (2,725,379)    5,239,350

Issuance of common stock
for debt                           3,333,333   333     2,055,935          -            -        2,056,268

Issuance of common stock
for debentures                     1,538,417   154          (154)         -            -             -

Issuance of convertible debentures      -       21     3,627,338          -            -        3,627,359

Interest on debentures                  -       -        246,483          -            -          246,483

Foreign currency translation loss       -       -          -              -        (971,546)     (971,546)

Beneficial conversion feature of
convertible debentures                  -       -        271,783      (271,783)        -             -

Net loss                                -       -          -        (8,570,617)        -       (8,570,617)
                                   ----------------------------------------------------------------------
BALANCE, MARCH 31, 1999            8,815,168 $ 902  $ 38,823,982 $ (33,500,662) $(3,696,925) $  1,627,297
                                   ======================================================================



                 See notes to consolidated financial statements

            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      Year ended March 31,
                                               ---------------------------------
                                                  1999                 1998
                                               -------------      --------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                     $  (8,570,617)     $  (10,136,693)
                                               -------------      --------------

 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                   1,208,102             320,205
  Minority interest in net losses
   of subsidiaries                                  (22,937)                -

 Write off of loans for HTV Systems               3,443,516           2,696,855

 Changes in operating assets and liabilities:
  Increase in accounts receivable                  (163,723)                -
 (Increase) decrease in prepaid expenses
   and sundry receivables                          (664,278)          1,927,350
  Increase in inventories                            (5,603)                -
  Increase in deposits                                 -                (15,734)
  (Increase) in other assets                        331,122            (331,236)
  Increase in accounts payable                       41,412             297,977
  (Decrease) in accrued expenses                    850,007             (56,033)
  Increase in other current liabilities              42,796                -
  Increase in Government subsidies                   25,748                -
                                               -------------      --------------
                                                  5,086,162           4,839,384
                                               -------------      --------------

CASH USED IN OPERATING ACTIVITIES                (3,484,455)         (5,297,309)
                                               -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (2,250,395)           (772,125)
  Advances for High Temperature
   Vitrification Systems                           (126,707)         (6,215,348)
                                               -------------      --------------

CASH USED IN INVESTING ACTIVITIES                (2,377,102)         (6,987,473)
                                               -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                -             2,010,051
  Proceeds from Government subsidies                    -             3,728,266
  Issuance of convertible debentures              3,873,821           2,457,000
  Proceeds from convertible notes payable           900,000                -
  Proceeds from bank loans                        1,292,168           4,371,592
  Payments on loans payable stockholder                 -              (775,159)
  Increase of leases payable                        618,949                -
  Borrowings (payments) of debt
   to stockholder                                  (138,650)               -
                                               -------------      --------------

CASH PROVIDED BY FINANCING ACTIVITIES             6,546,288          11,791,750
                                               -------------      --------------

EFFECT OF EXCHANGE RATE CHANGES                    (971,546)         (3,312,012)
                                               -------------      --------------

NET DECREASE IN CASH                               (286,815)         (3,805,044)

CASH AND CASH EQUIVALENTS - beginning of year       383,234           4,188,278
                                               -------------      --------------

CASH AND CASH EQUIVALENTS - end of year       $      96,419     $       383,234
                                               =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                 $     250,000     $       367,107
                                               =============      ==============
NON-CASH FINANCING ACTIVITIES:
   Conversion of license agreement payable
     into common stock                        $   2,056,268     $          -
                                               ============       ==============

                 See notes to consolidated financial statements

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998



1.       ORGANIZATION

                  Seiler Pollution Control Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1983. The Company presently is an environmental service and equipment company which acquired the rights to a technology called High Temperature Vitrification ("HTV") which treats a potentially wide variety of waste products. The HTV process transforms hazardous waste into non - toxic substances which can either be stored in a non - hazardous waste landfill or recycled.

                  The Company's consolidated financial statements include Seiler Pollution Control Systems International, Inc., ("SPCSI") (incorporated in Delaware) and Advanced Pollution Control ("APC") (formerly Seiler SEPC AG) (incorporated in Switzerland), APC's 50%, owned subsidiary, Seiler Trenn - Schmeizanlagen Betriebs GmbH (STSB) (incorporated in Germany), APC's 100% owned subsidiary Pyrec AG ("Pyrec") (incorporated in Switzerland), the Company's majority owned subsidiary Advanced Nuclear Control, Inc. ("ANC") (formerly Seiler Nuclear Control, Inc) (incorporated in New Jersey) and the Company's 80% owned subsidiary Seiler Abfallbehanddlungs und Dienstleistungs GmbH ("SABD") (incorporated in Germany).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       Basis of Presentation

                           The   Company's   financial   statements   have  been
                  presented on a basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company intends to seek additional equity capital through additional equity offerings to adequately fund operations, working capital demands, and growth plans.

                           The  Company  has a  working  capital  deficiency  of
                  $6,361,157 as of March 31, 1999. Accordingly, continued existence is dependent upon the Company's ability to resolve its liquidity problem principally by obtaining additional equity capital or debt financing, neither of which can be assured.

         B.       Principles of Consolidation

                           The  consolidated  financial  statements  include the
                  accounts of the Company and its wholly owned and majority owned/controlled subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         C.       Revenue Recognition

                           Revenues are  recognized  when finished  products are
                  shipped to unaffiliated customers or services have been rendered, with appropriate provision for uncollectible accounts.

         D.       Reclassifications

                           Certain prior year balances have been reclassified to
                  conform with current year presentation.

         E.       Licensing Agreements

                           Licensing   agreements  are  stated  at  cost,   less
                  accumulated amortization. Amortization is computed by using the straight - line method over an estimated life of fifteen years based upon management's expectations relating to the life of the technology and current competitive markets conditions. The estimated life is reevaluated each year based upon changes in these factors.

         F.       Property and Equipment

                           Property   and   equipment   are   stated   at  cost.
                  Depreciation is provided for on the straight - line method over estimated useful lives.

         G.       Use of Estimates

                           The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

         H.       Fair Value of Financial Instruments

                           The respective carrying value of certain on - balance
                  - sheet financial instruments approximate their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long - term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

         I.       Long Lived Assets

                           The  Company  has  adopted   Statement  of  Financial
                  Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long - Lived Assets and Long Lived Assets to be Disposed of." In accordance with this statement, the Company evaluates the recovery of the carrying amount of its long lived assets, primarily property and equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that the carrying value of the assets will not be recoverable, as determined based on the estimated non - discounted cash flows of the Company over their remaining estimated useful lives, the carrying amount is reduced by the estimated shortfall of cash flows.

         J.       Loss Per Common Share

                           In  February 1997, the Financial Accounting Standards
                  Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which established new standards for computation of earnings per share. SFAS 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share.

                           Basic  earnings per share is computed by dividing the
                  net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible debentures are not included for the years ended March 31, 1999 ("Fiscal 1999"), March 31, 1998 ("Fiscal 1998") as their effect would be anti - dilutitve.

         K.       Foreign Currency Translation

                           Assets and liabilities of  subsidiaries  operating in
                  foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

         L.       Stock Based Compensation

                           The  Company  accounts  for  stock   transactions  in
                  accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         M.       Income Taxes

                           The Company follows Statement of Financial Accounting
                  Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         N.       New Accounting Pronouncements

                           The  Company   will  adopt   Statement  of  Financial
                  Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") for the year ended March 31, 1999. SFAS No. 131 requires the Company to report selected information about operating segments in its financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new pronouncement is not expected to have a material impact on the Company's disclosures.

                           The   Company   will  adopt  Statement  of  Financial
                  Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits" for the year ended March 31, 1999. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

3.       LICENSING AGREEMENTS

                  The Company acquired two licensing agreements from Maxon Finance and Trade, Ltd., S.A. ("Maxon") who owns 300,000 shares of the Company's outstanding shares of common stock. The agreements, as amended in March of 1994, are for an exclusive field of - use license to use the proprietary information, including the patent rights, worldwide for the High Temperature Vitrification System. Licensing fees aggregating $5,000,000 are to be paid under the terms of the agreements. These fees have been discounted at 7%, resulting in a net capitalized cost of $4,760,000. These agreements are for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire. Amortization expense was $317,336 for the year ended March 31, 1999 and 1998. In October 1998, the Company entered into an agreement with Maxon whereby the outstanding license payable of approximately $1,977,000 plus accrued interest of approximately $79,000 was converted into 3,333,333 shares of common stock.


4. WRITE - OFF OF NET REALIZABLE ADVANCES FOR HIGH TEMPERATURE VITRIFICATION SYSTEMS

                  Due to the bankruptcy of Seiler Hochtemperatur - Trennanlagen AG ("SHT") on February 11, 1999 net realizable advances for High Temperature Vitrification systems of $4,218,329 as of March 31, 1999 have been written off.

5.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment, less accumulated depreciation consists of the following at March 31, 1999:


                                Life Range                Amount
                                ----------              ----------
Land                                                   $   100,000
Equipment                           10                   1,288,069
HTV Equipment                       10                   5,728,289
Buildings                           40                   3,669,968
                                                        ----------
                                                        10,786,326
Less: accumulated depreciation                            (413,053)
                                                       $10,373,273
                                                        ==========

                  The HTV system is a patented high temperature converter/melter which supplies the energy necessary to provide final chemical and physical reactions that convert hazardous chemical compounds into inert nonhazardous glass ceramics, metal oxides, and salts.


6.       PREPAID EXPENSES AND SUNDRY RECEIVABLES

                  Prepaid expenses and sundry receivables for the year ended March 31, 1999 consists of $285,000 in deferred financing costs, $429,207 receivable for January convertible debentures and $93,175 in other prepaid expenses and sundry receivables.


7.       LOANS PAYABLE - STOCKHOLDERS

                  Gerold Weser, President and Chairman of the Board of Directors, made unsecured non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balance as of March 31, 1999 was $403,887.

                  Werner Heim, former chairman of the Board of Directors and a stockholder, has made unsecured, non - interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balance at March 31, 1999 was $135,244. In June 1999, the debt was converted into equity with the Company issuing 142,955 restrictive shares of its common stock.

8.       LOANS PAYABLE - BANK

          Long-term debt at March 31, 1999 is summarized as follows:



     2,100,000 DM ($1,157,100 at March 31, 1999)
     revolving line of credit, monthly interest payable
     at 7.50%. The line is 80% secured by another bank
     and is guaranteed by the Company's chairman.                $ 1,083,722

     7,638,000 DM ($4,208,538 at March 31, 1999) credit
     line on capital expenditures, with interest at 5%.
     Interest is due quarterly;  unpaid principal is
     payable over a ten year period in bi-annual
     installments. The line is 80% secured by another
     bank and is guaranteed by the Company chairman.               3,710,304
                                                                 -----------
                                                                   4,794,026
     Less current portion
                                                                   4,794,026
                                                                 -----------
                                                                 $     -
                                                                 ===========

                  On February 27, 1996, the Company obtained a credit line commitment from the Dresdner Bank for approximately 2,100,000 DM and a long term investment loan in the amount of 7,638,000 DM for the fabrication, construction and installation of a high temperature separating and melting facility on land located in Germany acquired by the Company from the German State of Saxony. The commitments required the German government to provide the Dresdner Bank with a surety bond covering eighty - percent of the commitment, obtain the necessary approvals and permits and meet certain financial covenants relating to working capital requirements and debt to equity ratios. In connection with this financing package, the Company received certain German governmental grants of approximately $4,469,000. The remaining balance of the long term investment loan is not available until certain Company obligations are met, principally the construction of a second HTV line.

                  The   Company  is  in default of  certain  bank  covenants and
         accordingly the bank loan is shown as current.



9.       DEFERRED INCOME - GOVERNMENT SUBSIDIES
                  The Company received subsidies from legal government agencies in Germany ("Agency"). Under the agreement with the agency the Company is obligated to secure capital financing and must employ a certain number of employees over a ten year period. The amount of money received has been deferred and will be recognized as income as the Company fulfills its obligation under this agreement.

10.      CONVERTIBLE DEBENTURES

                  In November 1997 the Company received $2,457,000 from the sale of 7% cumulative convertible debentures pursuant to a registration under Regulation D. Fifty percent of the debentures are convertible into shares of common stock at the option of the debenture holder at the lesser of (1) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the closing date, or (2) 75% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates that are after the earlier of the registration effective date or 120 days following the closing date. The purchaser may convert the debentures into common stock at the lesser of (1) 120% of the five day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date for any conversion dates after 120 days following the closing date. The remaining 50% of the debentures may be converted at 75% or 65% of the five day average closing bid price within or without 120 days following the closing date respectively. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. Interest of $73,600 has accrued since the convertible debenture issuance.

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

                  In July 1998, the Company received $230,000 from the sale of 7% cumulative debentures pursuant to a registration under Regulation D. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 65% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 120% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  In November 1998, the company received $200,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the company. The holder may convert the debentures into common stock at the lesser of (1) 120% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 65% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. In july of 1999 these debentures were extinguished for 417,811 restrictive shares.

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

                  In January of 1999 the Company entered into a rollover transaction with the debenture holders of November 1997 and June and July 1998, pursuant to which (after providing for incentives, penalties of $852,290 and interest of $283,452) the outstanding debentures were converted into new debentures for gross proceeds of $6,055,280, 7% convertible debentures, convertible into common stock of the Company. The Company received $1,158,000 cash proceeds from the offering. These debentures are collateralized by the Company's land, inventory, plant and equipment in Freiburg, Germany and guaranteed by the 50% holder of STSB. Penalties are included in other financing expenses in the Statement of Operations

                  On January 15, 1999 the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2) 125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March
         1999 the holder converted the debentures into 32,787 shares of the Company's common stock.

                  On January 12, 1999, the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2)
         125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  On January 15, 1999, the Company received $20,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2)
         125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 32,787 restrictive shares of Company common stock.

                  On January 15, 1999, the Company received $10,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2)
         125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date.

                  On February 12, 1999, the Company received $175,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2)
         125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 286,885 restrictive shares of Company common stock.

                  On February 16, 1999, the Company received $10,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at the lesser of (1) 60% of the 5 day average bid price for the 5 trading days immediately preceding the closing date or (2)
         125% of the 5 day average closing bid price for the 5 trading days immediately preceding the applicable conversion date. Pursuant to an agreement in March 1999 the holder exercised its conversion rights in its entirety in exchange for 16,393 restrictive shares of Company common stock.

                  For purposes of the accompanying financial statements, the convertible debentures are recorded as additional paid in capital since the debenture agreement does not provide for repayment of the debenture in cash and requires a mandatory conversion into common stock no later than 24 or 36 months after issuance.


11.      CONVERTIBLE NOTES PAYABLE

                  In July 1998 the Company  received  gross proceeds of $250,000 and $150,000, pursuant to the issuance of unsecured convertible promissory notes bearing interest at 8% per annum. Pursuant to a February 18, 1999 agreement the Company issued 294,444 restrictive shares, on May 21, 1999, to the holder of the $250,000 note in exchange for such outstanding indebtedness. Pursuant to an additional agreement in February 1999, the Company issued 500,000 restrictive shares, in February 1999, in exchange for the $150,000 convertible note outstanding.

12.      NOTES PAYABLE

                  On October 29, 1998 an unrelated party loaned the Company $500,000 which was used to pay down part of the obligation due Dresdner Bank. Debt service terms are currently being negotiated.


13.      INCOME TAXES

                  Deferred income tax assets as of March 31, 1999 of $16,000,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

                  A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:


                                                  Year Ended March 31,
                                               ---------------------------
                                                  1999             1998
                                               -----------    ------------
Net loss                                       $ 8,570,617     $10,136,693
                                               ===========     ===========
Statutory federal income tax (benefit)         $(2,914,010)    $(3,446,500)
Operating losses with no current tax benefits      837,930       1,703,300
Effect of foreign operations                     2,076,080       1,743,200
                                               -----------     -----------
Provision for income taxes                     $    -          $    -
                                               ===========     ===========


14.      STOCK OPTIONS

                  The Board of Directors has adopted Non - Statutory Stock Option Plans and reserved 4,500,000 shares, for issuance to eligible full and part - time employees, directors and consultants. Options are nontransferable and are exercisable during a term of not more than ten
         (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than eighty-five percent of the fair market value of such shares on the date the options are granted. As of March 31, 1999, 500,000 options have been granted under the plan.

15.      STOCK SPLIT

                  On September 24, 1998, pursuant to a Special Meeting of Shareholders, the Board authorized a 1 for 6 reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying financial statements to the number of common shares and all computations of per share amounts have been restated to reflect the reverse stock split.

16.      COMMITMENTS AND CONTINGENCIES

                  The Company  entered into written  employment  agreements with
         Werner Heim (former President), Gerold Weser (President) Alan B.Sarko (Vice President), and Niklaus Seiler (Former Vice President). The agreements commenced January 1, 1996, expire five year thereafter and provide for base salaries of $150,000 per year as well as certain additional bonuses based upon the Company reaching certain levels which have not yet been attained. Mr. Heim, Mr. Sarko, Mr. Weser, and Mr. Seiler have also been granted options to purchase up to 300,000; 300,000; 200,000; and 300,000 shares, respectively of the Company's Non Statutory Stock Option Plans. In June 1998 Werner Heim resigned from the Company and in June, 1999 Niklaus Seiler was terminated for cause. The commitment to both individuals in regards to their employment agreements ceased on the date of separation from service. With the exception of those options previously granted to Mr. Seiler options indicated herein remain outstanding.

                  On July 1, 1998, the Company entered into an employment agreement with the president of SABD. The agreement provides for a base salary of approximately $70,000 as well as a 5% bonus. The agreement automatically renews for one year increments.

                  The Company leases various office space in the United States, Switzerland and Germany. The total charges to operations for the year ended March 31, 1999 was $112,081. Future minimum annual lease payments, based on the exchange rate in effect on March 31, 1999 under the lease agreement are as follows:

         Year ending March 31,
                                    2000          $ 143,531
                                    2001            143,531
                                    2002            143,531
                                    2003             79,427
                                    2004             79,427
                                                   --------
                                                  $ 589,447
                                                   ========


                  On March 30, 1998, STSB entered into an agreement with AWU Abfallwirtschaft und Recycling Berlin GmbH ("AWU"). The agreement stipulates that STSB must purchase a chemical-physical liquid waste treatment plant located in Berlin, Germany from AWU along with laboratory equipment and instruments, vehicles and furniture and fixtures for a price of 1.2 million German Marks ($648,600 at March 31, 1998), and lease and operate the site for a period of 20 years commencing July 1, 1988. In addition STSB must (i) invest 7.5 million German Marks ($4,167,000 at June 30,1998) by December 31, 1999 for the construction of this new vitrification plant with a penalty of 80% of the shortfall between the required investment and what was actually spent and (ii) commit 1 million German Marks for modernizing and enlarging of the existing leased building with such payment for modernization due July 15, 1998. Such payment was not made and is now accruing interest at the rate of 8% per year.


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


17.      LEGAL MATTERS

                  In  March   1998,   the   Registrant   was  sued  by  Monoglas
         Anlagenvertriebs, GmbH for 1,000,000 German Marks ($550,000) plus interest since October 21, 1994 for payment of a consulting contract. This action is considered to be in its early stage of arbitration but it is the intention of the Company's management to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

                  In November 1998, SHT sued APC for 4,327,218 Swiss Francs ($2,984,000) in respect of charges and expenses which SHT had invoiced the Company in March 1998. Due to the bankruptcy of SHT (see Note 3) the Administrator of SHT's estate can prosecute this claim. The
         Company's management intends to contest this matter vigorously and management believes that it has meritorious defenses to this claim.

                  In December 1998, APC was sued by Dresdner Management Consulting, GmbH ("Dresdner") for 320,732 German Marks plus interest at 5% since December 17, 1997 ($190,608) for unpaid consulting costs. The Court found for Dresdner on April 22, 1999 and such amount has been accrued.

                  The World Wildlife Foundation filed a complaint against Pyrec AG in Switzerland on March 12,1998 regarding environmental protection aspects of a project that Pyrec is involved in concerning the treatment of the remains of shredded scrapped automobiles. The Company is in the process of seeking an out of court settlement.

                  H. Jurgen Schlichting sued APC for 132,307 Swiss Francs ($96,000) plus interest at 5% since July 1, 1998 for financial consulting services. On April 12, 1999 APC settled this lawsuit with a payment of $55,000. Such amount was accrued at March 31, 1999.

                  In February 1999, the Company was sued by Lalive Gut & Partner for 308,405 Swiss Francs plus interest at 5% for unpaid consulting costs. Subsequent to year end the Company reached an out of court settlement for approximately $83,000 with such amount being accrued at year end.


18.      BUSINESS SEGMENTS

                  The Company has adopted disclosure requirements of SFAS 131, Management has determined that segment information by geographic location is appropriate since the Company is developing HTV systems in various geographic regions.

                  The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended March 31, 1999 and 1998 were as follows:


                                            1999              1998
                                          --------          -------
         United States                  $   94,350        $    -
         Switzerland                          -                -
         Germany                         1,194,030             -
                                          --------          -------
                                        $1,288,380        $    -
                                          ========          =======


                  The following summarizes identifiable assets by geographic area:


                                             1999              1998
                                          ----------        ----------
         United States                   $ 4,518,005       $ 3,628,045
         Switzerland                         611,018         3,836,803
         Germany                           9,391,209         9,114,212
                                          ----------        ----------
                                         $14,520,232       $16,579,060
                                          ==========        ==========


                  The following summarizes operating losses before provision for income tax:


                                             1999              1998
                                          ----------        ----------
         United States                   $ 2,464,498       $ 3,413,311
         Switzerland                       5,144,251         6,052,550
         Germany                             961,868           670,832
                                          ----------        ----------
                                         $ 8,570,617       $10,136,693
                                          ==========        ==========

19.      RESTATEMENT

                  The accompanying financial statements have been restated to properly record the accounting treatment of certain beneficial conversion features and debt issuance costs of convertible debentures issued during the year ended March 31, 1999.

         Stockholders' equity has been restated to reflect the following:


                                                            Additional
                                                             Paid-in     Accumulated
                                                             Capital       Deficit
                                                            ----------   ------------
         As originally reported, March 31, 1998            $31,007,211   $(23,042,876)
         Beneficial conversion feature                       1,615,386     (1,615,686)
         As restated, March 31, 1998                       $32,622,597   $(24,658,262)
                                                            ==========    ===========

                                      F-21

20.      PROJECT FINANCING PROPOSAL

                  In January 1999 the Company entered into a financing agreement with Summa Capital Corporation ("Summa"), a British West Indies company specializing in Asset Management and Project Financing, whereby Summa agreed to provide (through others) up to $75,000,000 of financing to Seiler for the construction of processing plants, research and development and general business expansion; either through issuance of debentures or utilization of note purchase agreements (or similar debt documents) with accredited investors. Assuming specific project financing the Company will be required to deliver a first lien position for financing participants so as to secure assets for a specific financed project.

                  Agreed to financing terms include: (1) a financing term of 12 years with interest at the rate of 7.875% per annum, with interest limited to and payable only on those funds drawn - down for each specific projects and with Seiler's right to defer interest payment for the first 24 months subsequent to each draw - down date, (2) Seiler being required to obtain contractually binding agreements for processing waste and the sale of the recycled products for 65% of vitrification system capacity with the understanding that contractual agreements ( for the first 2 U.S. projects and the first 2 foreign country projects) shall be in place within six months of the time that the identified vitrification system is in commercial operation and with the further understanding that contractual agreements for all subsequent projects shall be in place prior to project funding draw - down and (3) the Company being required, prior to draw - down, to have all necessary environmental permits and determinations in place with all other permits to be obtained in accordance with the Company acting as project manager for each designated project.

                  In accordance with the terms of the agreement, Summa is to receive a 15% equity interest in the Company (assuming its compliance with each of its warranties and representations). Additionally, Summa has already received from the Company a $65,000 mobilization fee to cover all its direct costs and attendant fees incurred with respect to the transaction described. The Company has also paid the sum of
         $200,000 to Summa's designated counsel as and for legal fees and expenses directly related to this transaction and with the understanding that (a) any further legal fees shall be the obligation of Summa and (b) if for any reason other than the Company's failure to perform, such $200,000 is to be fully refunded to the Company.

                  Notwithstanding all or any portion of the above and the fact that the described transactions are being actively pursued by all parties thereto, no funds have been received by the Company as of July 15, 1999 nor have any final documents intended to evidence transfer of funds been executed so as to make fund transfer and delivery eminent.

21.      SUBSEQUENT EVENTS

                  On April 26, 1999 the Company received $75,000 from the sale of 7% cumulative convertible debentures. Interest on the debentures is payable in cash or common stock upon conversion, at the option of the Company. The holder may convert the debentures into common stock at 70% of the 5 day average bid price for the 5 trading days immediately preceding the closing date. These debentures are collateralized by the Company's plant in Freiburg, Germany and requires a mandatory conversion into common stock no later than 24 months after issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with the Company and its former auditors, Schneider Downs & Company, Inc. ("Schneider Downs") on any matter of accounting principals or practices, financial statement disclosures or the scope of accounting procedures other than as heretofore indicated in the Company's Form 8-K and 8-K/A with date of report of February 12, 1999, the full contents of which are herewith incorporated by reference. Additionally, subsequent to filing of 8-K/A the Company received a request for further information from the Assistant Chief Accountant dated March 26, 1999 which the Company responded to by letter dated May 5, 1999. Due to the disagreement contained in such documents and the ongoing demands by Schneider Downs for what the Company considered to be exorbitant and unjustifiable fees and due to the Company's overall lack of faith in its former auditors, management of the Company determined that it would be in the Company's best interest to have its current auditors not only audit its finanical statements for the fiscal year ended March 31, 1999 but to also audit for the prior fiscal year ended March 31, 1998. Accordingly, the audited reports for both fiscal years ended March 31, 1998 and 1999 as contained in this Form 10-KSB have been audited by Feldman Sherb Horowitz & Co., P.C., the Company's current auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a) The Directors and Executive Officers of the Company, as of March 31, 1999, were as follows:

Name                     Position(s) Held                               Age

Dr. Gerold Weser         Chairman of the Board (since June, 1998),       53
                         President (since November, 1997),
                         Vice President, European Operations
                         (through November, 1997),
                         President; Seiler TSB and a Director

Werner Heim (1)          Chairman of the Board (through June 1998),      66
                         President (through November 1997) and
                         President; APC AG


Alan B. Sarko            Vice President; North American Operations       51
                         Chief Financial Officer
                         Secretary, Treasurer and a Director

Niklaus Seiler (2)       Former Vice President; System Research          61
                         Development
                         President; Seiler HT AG and a Director

Eckhart Busch            Director (since November 1997)                  58

Morris D. Jaffe, Jr. (3) Director (since May 1998)                       48

(1)      Resigned from all positions held effective June 1998.
(2)      Resigned/terminated from all positions held effective June 1999.
(3) Summary biographical information regarding Mr. Jaffe has been taken verbatim from such information as previously appeared in the Company's Form 10-K for fiscal year ended March 31, 1998 due to Mr. Jaffe's failure to respond to written requests for updated biographical information. It is not anticipated that Mr. Jaffe shall be proposed as a nominee to the Company's Board of Directors at its next Annual Meeting of Stockholders.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have qualified.

         Dr. Gerold Weser served as Vice President of European Operations between January 1996 and November 1997, having joined the Company in January 1995. He became a Director of the Company in May 1997. In November 1997 Dr. Weser was elected President and CEO and in June 1998 was elected Chairman of the Board. Dr. Weser serves as President of STSB GmbH. From 1993 until he began his association with Seiler, Dr. Weser was Chief Executive Officer and Administrator of Dr. Weser & Partner. From 1990 to 1993, Dr. Weser served as Managing Director of Centralsug, Hamburg/Stockholm, Sweden. Dr. Weser is also President of SABD GmbH.

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

         Werner Heim - by virtue of the fact that Mr. Heim has resigned from all positions held by him effective June 1998, summary biographical information has been excluded. To obtain such summary biographical information, reference is made to the Company's Form 10-K for fiscal year ended March 31, 1998.

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

         Niklaus Seiler - by virtue of the fact that Mr. Seiler has resigned/terminated from all positions held by him effective June 1999, summary biographical information has been excluded. To obtain such summary biographical information, reference is made to the Company's Form 10-K for fiscal year ended March 31, 1998.

         Eckart Busch is a Swiss National with more than 30 years of international financial, business and engineering experience. He has worked on many government projects and joint ventures throughout the world. Three years ago, Mr. Busch founded Busch Consultants, a global international environmental, engineering and financial consulting company. Before launching his own company, Mr. Busch was Project Development Manager for the Middle East for ALCATEL's SEL Standard Electric Lorenz Company for six years. Prior to that, Mr. Busch served for more than twelve years the Group of Glencore, an international Swiss company that traded in oil, aluminum and metals.

         Morris D. Jaffe, Jr. is currently Chairman of the Board of Directors of Jaffe Group, Inc. a closely held Texas corporation which is the parent company of the following subsidiaries: Comtran International, Inc., Lake LBJ Investment

Corporation, Jaffe Energy, Inc., Jaffe Realty, Inc. and Jaffe International, Inc. Since 1995, Mr. Jaffe has been on the Board of Directors of Sino-Swearingen Aircraft Company, a Taiwan/U.S. joint venture company. He is a Board Member of Seven Q Seven, Inc., a Texas corporation, and from 1988 to 1990, Mr. Jaffe served on the Board of Directors of Apache Corporation. See also footnote 3 to
 Item 9 (a) chart.

         (b) Significant Employees.

                  (i) Those persons indicated directly below are neither officers or directors of the Company but have made and are expected to continue to make significant contributions to its business operations, principally through their respective activities at the Company's 80% owned subsidiary SABD GmbH located in Berlin, Germany where it currently operates a liquid waste processing facility. See also Part I, Item 1 "Description of Business - Berlin, Germany Project".

         Dr. Anke Schwan (45 years of age) has been Managing Director with SABD GmbH Berlin since July of 1998. Prior thereto and from 1997 until Dr. Schwan's association with the Company Dr. Schwan served (a) from 1997-1998 as Executive Vice President with Berlin subsidiaries of Abfallwirtschaft und Recycling GmbH engaged in waste disposal and recycling activities, (b) from 1995-1997 as Managing Director with "Druckplattenwerk Berlin GmbH", an ALBA AG subsidiary; ALBA AG being one of the largest corporations in Germany engaged in the chemical and waste disposal industry, and (c) from 1991-1995 as Managing Director with "AWETA Berlin GmbH", which firm was similarly engaged in the field of physical-chemical treatment of waste. By virtue of the above and related employment activities Dr. Schwan has had in excess of 13 years experience in activities directly related to the Company's current business affairs. Dr.
Schwan received her doctorate degree from Dresdner University in 1980, was graduated with a degree in Chemistry from TU Dresden University in 1977, is Licensed as Assistant Professor at Humboldt University, Berlin, Germany, has served on the faculty at TU Dresden University and since 1991 has lectured at various academies in Berlin, Germany on topics of waste disposal management.

         Juergen Rehberg (46 years of age). Prior to Mr. Rehberg's association with the Company in 1999 he was engaged as Sales Department Head for a group of companies engaged in the waste managing field as well as being involved in negotiations relating to project acquisitions. From (a) 1995-1997 he served as Managing Director with MBO GmbH and (b) 1989-1995 he served as Managing Director with Eckelmann AG - both of which firms were engaged in the field of waste management and soil redemption. Mr Rehberg received his college degree at Kirchenpauer-Gymnasium Hamberg in 1973 and his graduate degree in Mineralogy at Hamburg University in 1978.

                  (ii) The additional persons indicated directly below are similarly neither officers or directors of the Company but have made and are expected to continue to make significant contributions to its business operations in Freiberg, German with respect to Dr. Ing. Rainer Lohrmann and in the United States with respect to Robert F. Kroeger. See also Part I, Item 1

"Description of Business".

         Dr. Ing. Rainer Lohrmann, Operations Manager at Seiler Trenn-Schmelzanlagen Betriebs GmbH, Freiberg, Germany, received his engineering degree from the Technical University of Freiberg, Saxonia, Germany. Dr. Lohrmann specialized in thermal technology processing and flue-gas cleaning systems. In 1967, he worked as a scientist in a company that designed and built machinery and equipment for high temperature aggregates. In 1970, Dr. Lohrmann worked as a scientist and area manager at a metallurgical research center where he specialized in emission research, starting up thermal plants, research of old waste, waste treatment, environmental consulting and improving environmental protection. In 1994 he was a manager of a waste management center that developed storage facilities for special wastes, the treatment of industrial wastewater and the recycling of synthetic material. In 1997 he joined Seiler Freiberg, where he currently serves as the managing director.

         Robert F. Kroeger, currently head of U.S. Project Management Operations, joined the Company in October 1996 as an independent engineering consultant and became a full time Company employee in January 1998. Mr. Kroeger brings 37 years of management, engineering, project management, project development/implementation, and quality assurance experience to the Company, including 20 years in the nuclear power field. He received a Bachelor of Science degree in Electrical Engineering from Purdue University and has extensive post graduate education and training in numerous areas.

         (c) Section 16(a) Beneficial  Ownership Reporting  Compliance.

         Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Such persons are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, if any, during the fiscal year ended March 31, 1998 the Company believes that, with the exception of those persons and/or firms indicated below, all directors, officers and 10% stockholders complied with such filing requirements.

         According to the Company's records, the following filings appear not to have been timely made: an initial statement of beneficial ownership on Form 3 and statements of changes in beneficial ownership on Form 5 covering transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Maxon Finance & Trade Ltd. SA ("Maxon"); Maxon having been the recipient during the most recent fiscal year of 3,333,333 restrictive shares of Company common stock in accordance with October 12, 1998 agreement and in exchange for converting outstanding indebtedness owned to it and amounting to $2,056,000.

ITEM 10.          EXECUTIVE COMPENSATION

         Executive Compensation

         The following table sets forth information concerning the Chief Executive Officer of the Company and the Company's executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1999 and 1998.

                                                                  Long Term Compensation
                                         Annual Compensation              Awards
                                                                   Securities
Name and Principal                                  Other Annual   Underlying    All other
Position                        Year(1)  Salary     Compensation    Options     Compensation (4)
---------------------------     -------  --------   -------------  -----------  ----------------
Dr. Gerold Weser, Chairman      1999    $173,644           -           -             -
(since June 1998), President    1998     165,375           -           -             -

Werner Heim, Chairman (2)       1999      43,411           -           -             -
(through June 1998),            1998     165,375           -           -             -
President (through
November 1997)

Alan B. Sarko, Vice
President, CFO,                 1999     173,644           -           -             -
Secretary, Treasurer            1998     165,375           -           -            7,500

Niklaus Seiler, Former (3)      1999     173,644           -           -             -
President                       1998     165,375           -           -             -


(1) For the Fiscal year ended March 31, of the year listed below.
(2) Resigned from all positions held effective June 1998.
(3) Resigned/terminated from all positions held effective June 1999.
(4) Pension benefits.


         Option Exercises & Values

         None of the persons identified in the Summary Compensation Table above were granted any stock options during fiscal years ended March 31, 1999 and 1998 nor have any of the persons identified in the table exercised any stock options during the fiscal years ended March 31, 1999 and 1998 that were granted in previous fiscal years.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be the beneficial owners of more than 5% of the 7,565,362 shares of the Company's outstanding $.0001 par value common stock as of June 30, 1999. To the best of the Company's knowledge each person has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                 Amount and Nature of            Percent
   Beneficial Owner *               Beneficial Ownership            Of Class

Wilfried Groote                             416,666                    5.51%
28 rue Emile de Loth
98000 Monaco
Monte Carlo

Maxon Finance & Trade Ltd. SA             1,083,000                   14.32%
c/o Buetler Consulting SA
Chemin G. Ritter 3
CH-1701 Fribourg, Switzerland

Peter Ruegg                                 500,000                    6.61%
Spitzackerstrasse 7
CH-8916 Jonen
Switzerland

Dominion Capital Fund, Ltd.                 123,952 (1)                1.63%
Bahama Financial Centre, 3rd Floor
Shirley & Charlotte Streets
P.O. Box CB-13136
Nassau, Bahamas

Sovereign Partners LP                       100,412 (2)                1.32%
Executive Pavilion
90 Grove Street
Ridgefield, Connecticut   06877

* Thomson Kernaghan & Co. Ltd. ("TK") is a broker dealership located in Ontario, Canada and the number of shares indicated refer to record ownership; the Company's transfer sheets as of June 30, 1999 indicating that TK is the record owner of 434,939 shares (or 5.75% of all outstanding Company shares). To the best of Company's knowledge such broker dealership is not the beneficial owner of more than 5% of the Company's outstanding shares.

(1) Does not include up to 3,894,563 shares which normally could be issued, at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures") assuming conversion based on 70% of the closing bid price on June 30, 1999 but exclusive of interest earned. This number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to certain terms contained in Convertible Debentures, the holders thereof may not beneficially own more than 4.99% of outstanding Company shares (other than as a result of mandatory conversion provisions, Company exercise of redemption rights, more than 50% of the Company being acquired and provisions of a similar nature as same relate to control of the Company).

(2) Does not include up to 3,025,757 shares which normally could be issued, at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures") assuming conversion based on 70% of the closing bid price on June 30, 1999. This number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to terms of Convertible Debentures, the holders thereof may not beneficially own more than 4.99% of outstanding Company shares (other than as a result of mandatory conversion provisions, Company exercise of redemption rights or in the event that 50% or more of the Company is acquired and provisions of a similar nature as same relate to control of the Company).

         (b) Security Ownership of Management. The number and percentage of shares of common stock owned of record and beneficially by each current officer and director of the Company and by all current officers and directors of the Company as a group, are as follows as of June 30, 1999. To the best of the Company's knowledge each individual has beneficial ownership of the shares and sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                   Amount and Nature of          Percent
   Beneficial Owner                 Beneficial Ownership (1)        of Class (2)
-----------------------             ------------------------        ------------
Dr. Gerold Weser                            200,000                    2.58%
Seiler Pollution Control
 Systems, Inc.
Dorfstrasse 12
D-22941
Jersbek, Germany

Alan B. Sarko                               300,000                    3.81%
Seiler Pollution Control
 Systems, Inc.
5115 Parkcenter Avenue
Dublin, Ohio   43017

Eckart Busch                                    -0-                      --
Petit Schoenberg 61
CH-1700
Fribourg, Switzerland

Morris D. Jaffe, Jr.                            -0-                      --
711 Navarro Street
Suite 707
San Antonio, Texas ;78205

All Officers and Directors
 As a Group (4 Persons)                     500,000                    6.20%

(1) The shares represented above (500,000) are in the form of options to purchase shares of Company Common Stock. The options are presently exercisable but are not transferable. The options were granted pursuant to the Company's 1993 Non-Statutory Stock Option Plan, 1994 Non-Statutory Stock Option Plan or 1995 Non-Statutory Stock

         Option Plan.
(2) The percentage shown has been determined by dividing the number of options and shares, if any, held by the named person by the sum of the 7,565,362 outstanding shares and the option shares held by the above referenced person while the number of shares indicated for all officers and directors as a group includes 500,000 options which were added to the total number of shares outstanding in order to determine percentage interest.

         The Company does not know of any arrangements or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PTI Management AG ("PTI"), a stockholder of the Company has, from time to time, loaned the Company sums of money on an interest-free basis. The principal sum due and outstanding, as of March 31, 1999, was $89,085. Persons controlling PTI have advised that PTI has been liquidated and that it was no longer seeking any repayment whatsoever from the Company.

         Maxon Finance & Trade Ltd. SA ("Maxon") as of June 30, 1999 owns 1,083,000 shares (or approximately 14.23% of all issued and outstanding shares) of common stock of the Company. In October of 1998 Maxon agreed to accept
3,333,333 shares of restrictive common stock in exchange for cancellation of outstanding Company indebtedness to it approximating $2,056,000. See also Part 1, Item 1 "Description of Business - Licensing Agreements".

         Peter Ruegg ("Ruegg") owns as of June 30, 1999 500,000 shares (or approximately 6.61% of all issued and outstanding shares) of common stock of the Company. Pursuant to February 1999 agreement the Company issued 500,000 restrictive shares to Peter Ruegg in exchange for extinguishment of outstanding debt of $150,000 (evidenced by July 22, 1998 8% unsecured convertible promissory note).

         Werner Heim (a former officer and director who resigned from all positions held in June 1998) has individually loaned funds to the Company. As of March 31, 1999, the sum of $107,216 (inclusive of interest of $12,724) was outstanding. In June 1999, the debt was converted into equity with the Company issuing 142,955 restrictive shares of its common stock to Werner Heim in cancellation of such outstanding indebtedness.

         Heinz Heim (a brother of the Company's former President, Werner Heim) has individually loaned funds to the Company. As of March 31, 1999, the sum of $55,525 (inclusive of interest of $5,225) was outstanding. In June 1999, the debt was converted into equity with the Company issuing 73,633 restrictive shares of its common stock to Heinz Heim in cancellation of such outstanding indebtedness.

         The Company has paid during the years ended March 31, 1998 and March 31, 1999, to a supplier, Seiler HT AG, a total of $6,040,371 towards the purchase of its initial High Temperature Vitrification System. Seiler HT AG on behalf of the Company was to construct system plants, test the system and perform research and development services on an ongoing basis. Mr. Niklaus Seiler, a former Vice President and director of the Company, was the founder and a director of Seiler HT AG. In February 1999 Seiler HT AG declared bankruptcy and the entire amount indicated above has been written off.

         Gerold Weser, Chairman of the Board of Directors and President, has made unsecured non-interest bearing advances to the Company which are payable upon future mutual agreement of the parties. The advances have been presented as a long term liability in the accompanying balance sheet based upon the parties intent to not repay the advances currently. The balance at March 31, 1999 was $403,887.

         See also Note 7 to financial statements as same relates to Related Party Transactions.



ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Reference is herewith made to the reports and audits of consolidated financial statements.

         (b) During the last quarter of the Company's fiscal year ended March 31, 1999, the Company filed Form 8-K and 8-K/A with date of report of February 12, 1999 (as filed February 23, 1999 and March 9, 1999).

         (c)      Exhibits - None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SEILER POLLUTION CONTROL SYSTEMS, INC.
                 By: \S\Dr. Gerold Weser
                     Dr. Gerold Weser, Chairman of the Board
                     of Directors, President and CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           Chairman of the Board            Dated: July 22, 1999
\S\Dr. Gerold Weser        of Directors, President
                           and CEO



                           Vice President, Treasurer,       Dated: July 21, 1999
\S\Alan B. Sarko           Secretary, CFO and
                           Director



                           Director                         Dated: July 22, 1999
\S\Eckart H. Busch



                           Director                         Dated: July   , 1999
Morris D. Jaffe, Jr.