Form 10KSB/A
period 1999-03-31
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-08-03
CIK 718827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB/A

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

         The aggregate market value for the 7,007,339 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of June 30, 1999 is $11,386,925 based upon the closing average of the bid ($1.25) and asked ($2.00) prices for such stock on the date heretofore indicated, i.e. $1.625. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1999 - 9,590,339

Transitional Small Business Disclosure Format (check one):    Yes        No   x

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

Fiscal Year Ended March 31, 2000                                       Quarterly Common Stock Price
          By Quarter                                                          Ranges (1)(2)
Quarter  Date                                                            High             Low

1st      June 30, 1999                                                 $   (3)          $     (3)
- -------------------

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



                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants
New York, New York
June 30, 1999

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash                                                          $        96,419
   Accounts receivable                                                   163,723
   Prepaid expenses and sundry receivables                               807,382
   Inventories                                                             5,603
                                                                  --------------
         TOTAL CURRENT ASSETS                                          1,073,127
                                                                  --------------

OTHER ASSETS
   Licensing agreements, less accumulated amortization of
       $1,812,719 and $1,495,384                                       2,947,284
   Other assets                                                          126,548
                                                                  --------------
                                                                       3,073,832
                                                                  --------------

PROPERTY, PLANT, AND EQUIPMENT                                        10,373,273
                                                                  --------------
                                                                 $    14,520,232
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $     1,311,808
   Current portion of long - term debt                                 4,794,026
   Accrued expenses                                                    1,285,654
   Other current liabilities                                              42,796
                                                                  --------------
       TOTAL CURRENT LIABILITIES                                       7,434,284
                                                                  --------------
LEASES PAYABLE                                                           618,949

LOANS PAYABLE - STOCKHOLDERS                                             539,131

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                 3,335,410

CONVERTIBLE NOTES PAYABLE                                                900,000

MINORITY INTEREST                                                         65,161

STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value, authorized 35,000,000 shares,
       issued and outstanding 9,029,309                                      902
   Additional paid in capital                                         38,823,982
   Accumulated deficit                                              (33,500,662)
   Accumulated other comprehensive loss                              (3,696,925)
                                                                  --------------
       TOTAL STOCKHOLDERS' EQUITY                                      1,627,297
                                                                  --------------

                                                                 $    14,520,232
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
                                              ==============    ================









                 See notes to consolidated financial statements

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED MARCH 31,1999 AND 1998



                                                                                Accumulated
                                     Common stock    Additional                    Other
                                   ----------------   Paid-in     Accumulated  Comprehensive
                                     Shares  Amount   Capital       Deficit         Loss        Total
                                   ---------------------------------------------------------------------
BALANCE, MARCH 31, 1997            3,523,685 $ 352  $ 26,540,202 $ (12,906,183) $  (484,008) $ 13,150,363

Exercise of stock options under
1996 Non - Statutory Stock
Option Plan                            3,066    -         10,051          -            -           10,051

Issuance of common stock
for cash                             416,667    42     1,999,958          -            -        2,000,000

Issuance of convertible debentures      -       -      2,457,000          -            -        2,457,000

Foreign currency translation loss       -       -          -              -      (2,241,371)   (2,241,371)

Beneficial conversion feature of
convertible debentures                  -       -      1,615,386    (1,615,386)        -             -

Net loss                                -       -          -       (10,136,693)        -      (10,136,693)
                                   ----------------------------------------------------------------------
BALANCE, MARCH 31, 1998-(restated) 3,943,418   394    32,622,597   (24,658,262)  (2,725,379)    5,239,350

Issuance of common stock
for debt                           3,333,333   333     2,055,935          -            -        2,056,268

Issuance of common stock
for debentures                     1,538,417   154          (154)         -            -             -

Issuance of convertible debentures   214,141    21     3,627,338          -            -        3,627,359

Interest on debentures                  -       -        246,483          -            -          246,483

Foreign currency translation loss       -       -          -              -        (971,546)     (971,546)

Beneficial conversion feature of
convertible debentures                  -       -        271,783      (271,783)        -             -

Net loss                                -       -          -        (8,570,617)        -       (8,570,617)
                                   ----------------------------------------------------------------------
BALANCE, MARCH 31, 1999            9,029,309 $ 902  $ 38,823,982 $ (33,500,662) $(3,696,925) $  1,627,297
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

15.      COMMON STOCK

                  On September 24, 1998, pursuant to a Special Meeting of Shareholders, the Board authorized a 1 for 6 reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying financial statements to the number of common shares and all computations of per share amounts have been restated to reflect the reverse stock split.

                  Pursuant to February 1999 agreement the Company issued 214,141 restrictive shares to Rolcan Finance Ltd. ("Rolcan") in exchange for extunguishment of then outstanding debt from the Company to Rolcan amounting to $107,070.

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

                                                                  Long Term Compensation
                                         Annual Compensation              Awards
                                                                   Securities
Name and Principal                                  Other Annual   Underlying    All other
Position                        Year(1)  Salary     Compensation    Options     Compensation (4)
- ---------------------------     -------  --------   -------------  -----------  ----------------
Dr. Gerold Weser, Chairman      1999    $173,644           -           -             -
(since June 1998), President    1998     165,375           -           -             -

Werner Heim, Chairman (2)       1999      43,411           -           -             -
(through June 1998),            1998     165,375           -           -             -
President (through
November 1997)

Alan B. Sarko, Vice
President, CFO,                 1999     173,644           -           -             -
Secretary, Treasurer            1998     165,375           -           -            7,500

Niklaus Seiler, Former (3)      1999     173,644           -           -             -
President                       1998     165,375           -           -             -


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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be the beneficial owners of more than 5% of the 9,590,339 shares of the Company's outstanding $.0001 par value common stock as of June 30, 1999. To the best of the Company's knowledge each person has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                 Amount and Nature of            Percent
   Beneficial Owner *               Beneficial Ownership            Of Class

Targas Stiftung                           1,000,000                   10.43%
Migros Bank
Seidengasse 12
CH-8001 Zurich, Switzerland

Maxon Finance & Trade Ltd. SA             1,083,000                   11.29%
c/o Buetler Consulting SA
Chemin G. Ritter 3
CH-1701 Fribourg, Switzerland

Peter Ruegg                                 500,000                    5.21%
Spitzackerstrasse 7
CH-8916 Jonen
Switzerland

Dominion Capital Fund, Ltd.                 123,952 (1)                1.29%
Bahama Financial Centre, 3rd Floor
Shirley & Charlotte Streets
P.O. Box CB-13136
Nassau, Bahamas

Sovereign Partners LP                       100,412 (2)                1.05%
Executive Pavilion
90 Grove Street
Ridgefield, Connecticut   06877

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

Name and Address of                   Amount and Nature of          Percent
   Beneficial Owner                 Beneficial Ownership (1)        of Class (2)
- -----------------------             ------------------------        ------------
Dr. Gerold Weser                            200,000                    2.04%
Seiler Pollution Control
 Systems, Inc.
Dorfstrasse 12
D-22941
Jersbek, Germany

Alan B. Sarko                               300,000                    3.03%
Seiler Pollution Control
 Systems, Inc.
5115 Parkcenter Avenue
Dublin, Ohio   43017

Eckart Busch                                    -0-                      --
Petit Schoenberg 61
CH-1700
Fribourg, Switzerland

Morris D. Jaffe, Jr.                            -0-                      --
711 Navarro Street
Suite 707
San Antonio, Texas ;78205

All Officers and Directors
 As a Group (4 Persons)                     500,000                    4.96%

(1) The shares represented above (500,000) are in the form of options to purchase shares of Company Common Stock. The options are presently exercisable but are not transferable. The options were granted pursuant to the Company's 1993 Non-Statutory Stock Option Plan, 1994 Non-Statutory Stock Option Plan or 1995 Non-Statutory Stock

         Option Plan.
(2) The percentage shown has been determined by dividing the number of options and shares, if any, held by the named person by the sum of the 9,590,339 outstanding shares and the option shares held by the above referenced person while the number of shares indicated for all officers and directors as a group includes 500,000 options which were added to the total number of shares outstanding in order to determine percentage interest.

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