Form 10QSB
period 1999-06-30
SEILER POLLUTION CONTROL SYSTEMS INC
filed 1999-08-23
CIK 718827

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 1999

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

                  Yes                           No X

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of August 20, 1999 was 11,516,422 shares.

             SEILER POLLUTION CONTROL SYSTEMS, INC AND SUBSIDIARIES

                                    FORM 10-QSB

                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements                                            F1-F4

  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               3-4

PART II - OTHER INFORMATION:

  Item 1. Legal Proceedings                                               5

  Item 2. Change in Securities and Use of Proceeds                        5

  Item 3. Defaults upon Senior Securities                                 6

  Item 4. Submission of Matters to a Vote of Security Holders             6

  Item 5. Other Information                                               6

  Item 6. Exhibits and Reports on Form 8 - K                              6

SIGNATURES                                                                7

            SEILLER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                                     June 30,
                                                                                                                      1999
                                                                                                              ---------------------

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                                                  $                43,190
     Accounts receivable                                                                                                   171,336
     Inventories                                                                                                            11,804
     Prepaid expenses and sundry receivables                                                                               390,158
                                                                                                              ---------------------
         TOTAL CURRENT ASSETS                                                                                              616,488

OTHER ASSETS
     Licensing agreements, less accumulated amortization of
         $1,892,053                                                                                                      2,867,950
     Other assets                                                                                                          148,455
                                                                                                              ---------------------
                                                                                                                         3,016,405
                                                                                                              ---------------------
PROPERTY, PLANT, AND EQUIPMENT, net of accumulated depreciation                                                         10,237,613
                                                                                                              ---------------------
                                                                                                           $            13,870,506
                                                                                                              =====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                                      $               906,667
     Current portion of long - term debt - bank                                                                          4,944,298
     Accrued expenses                                                                                                    1,250,086
                                                                                                              ---------------------
         TOTAL CURRENT LIABILITIES                                                                                       7,101,051
                                                                                                              ---------------------
LEASES PAYABLE                                                                                                             622,126

LOANS PAYABLE - STOCKHOLDERS                                                                                               367,789

DEFERRED INCOME - GOVERNMENT SUBSIDIES                                                                                   3,334,562

CONVERTIBLE NOTES PAYABLE                                                                                                  900,000

MINORITY INTEREST                                                                                                           65,161

STOCKHOLDERS' EQUITY:
     Common stock, $0.0001 par value, authorized 35,000,000 shares,
         issued and outstanding 9,245,897                                                                                      924
     Additional paid in capital                                                                                         39,112,093
     Accumulated deficit                                                                                               (34,337,145)
     Accumulated other comprehensive loss                                                                               (3,296,055)
                                                                                                              ---------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                                      1,479,817
                                                                                                              ---------------------

                                                                                                           $            13,870,506
                                                                                                              =====================


            SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                                                Three months ended June 30,
                                                                                          ------------------------------------------
                                                                                                 1999                   1998
                                                                                          -------------------    -------------------
REVENUES                                                                               $             287,982  $                   -

COST OF SALES                                                                                         46,306                      -
                                                                                          -------------------    -------------------
                                                                                                     241,676


OPERATING EXPENSES
     Research and development                                                                              -                 15,144
     Valuation adjustment of loans for HTV Systems                                                         -              3,377,591
     Salaries, wages and related fringe benefits                                                     276,080                145,627
     General and administrative                                                                      296,707                 77,106
     Professional and other consulting fees                                                           35,200                284,651
     Depreciation and amortization                                                                   290,548                174,200
                                                                                          -------------------    -------------------
                                                                                                     898,535              4,074,319
                                                                                          -------------------    -------------------

LOSS FROM OPERATIONS                                                                                 656,859              4,074,319

OTHER INCOME AND (EXPENSES)
     Interest income                                                                                   5,855                      -
     Interest expense                                                                               (185,479)              (101,384)
                                                                                          -------------------    -------------------
         TOTAL OTHER INCOME AND (EXPENSES)                                                          (179,624)              (101,384)
                                                                                          -------------------    -------------------

LOSS BEFORE MINORITY INTEREST                                                                        836,483              4,175,703

     Minority interest                                                                                    -                 (88,098)
                                                                                          -------------------    -------------------

NET LOSS                                                                               $             836,483  $           4,087,605
                                                                                          ===================    ===================

NET LOSS PER SHARE - BASIC                                                             $               (0.09) $               (1.04)
                                                                                          ===================    ===================

WEIGHTED SHARES USED IN COMPUTATION - BASIC                                                        9,067,390              3,943,418
                                                                                          ===================    ===================


                                       F-2

             SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   Three Months Ended June 30,
                                                                                         ------------------------------------------
                                                                                                  1999                   1998
                                                                                         -------------------    -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                                          $            (836,483) $          (4,087,605)
                                                                                         -------------------    -------------------

     Valuation adjustment of loans for HTV Systems                                                         -              3,377,591

     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                                                               214,994                174,200
         Debentures issued for interest expense                                                      125,392                      -
         Minority interest in losses of subsidiaries                                                       -                (88,098)

     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                              (7,613)                     -
         Increase in inventories                                                                      (6,201)                     -
         (Increase) decrease in prepaid expenses and sundry receivables                              417,224                (46,766)
         (Increase) decrease in other assets                                                         (21,907)                98,228
         Decrease in accounts payable                                                               (405,141)              (145,483)
         Increase (decrease) in accrued expenses                                                     (78,364)                48,732
         Decrease in Government subsidies                                                               (848)               (10,516)
                                                                                          -------------------    -------------------
                                                                                                     237,536              3,407,888
                                                                                          -------------------    -------------------
CASH USED IN OPERATING ACTIVITIES                                                                   (598,947)              (679,717)
                                                                                          -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                    -                (17,058)
     Advances for High Temperature Vitrification Systems                                                   -               (675,614)
                                                                                          -------------------    -------------------

CASH USED IN INVESTING ACTIVITIES                                                                          -               (692,672)
                                                                                          -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of convertible debentures                                                                    -                195,000
     Proceeds of bank loans                                                                          150,272              1,473,149
     Increases in leases payable                                                                       3,177                    -
     Borrowings (payments) of debt to stockholder                                                     (8,601)               297,374
                                                                                          -------------------    -------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                                144,848              1,965,523
                                                                                          -------------------    -------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                                                400,870               (883,683)
                                                                                          -------------------    -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (53,229)              (290,549)

CASH AND CASH EQUIVALENTS - beginning of period                                                       96,419                383,234
                                                                                          -------------------    -------------------
CASH AND CASH EQUIVALENTS - end of period                                              $              43,190  $              92,685
                                                                                          ===================    ===================


              SEILER POLLUTION CONTROL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Seiler Pollution Control Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE-MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1998

         Revenues

                  The Company commenced operations with the completion of the recycling facility in Freiberg, Germany by the end of August 1998, with one vitrification line active. In addition the Company's subsidiary SABD has been operating a leased chemical/physical treatment plant which is designed to treat liquid hazardous waste since July 1, 1998. The Company has generated revenues of $241,676 for the quarter ended June 30, 1999.

         Operating Expenses

                  Operating  expenses decreased to $898,535 for the three months ended June 30,1999, from $4,074,319 for the three months ended June 30, 1998. The reduction was due to the fact that there was no valuation adjustments of loans for High Temperature Vitrification Systems while the three months ended June 30, 1998 had a write-off of $3,377,591. This decrease was partially offset by increases to salaries, wages and related fringe benefits of $130,453, general and administrative expenses of $219,601 and an increase to depreciation and amortization of $116,348 which corresponds to operations commencing in July and August of 1998.

                  Interest expense increased to $185,479 for the three months ended June 30, 1999 compared to $101,384 for the three months ended June 30, 1998 due to increased borrowings under the Dresdner Bank Financing agreements and interest on convertible notes and debentures.


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

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings



        Incorporated herewith by reference for summarized information with respect to this Item is Item 3 to Form 10-KSB for fiscal year ended March 31, 1999 (as filed July 23, 1999) as well as Note 17 to audited financial statements referred to in such Item 3.


Item 2.    Changes in Securities and Use of Proceeds

        As previously reported in Item 12 to the Company's Form 10-KSB for fiscal year ended March 31, 1999, the Company converted certain outstanding debt into equity. The information appearing directly below is repeated herein exactly as it previously appeared in aforesaid Item 12, as follows:

                 " Werner Heim (a former officer and director who resigned from all positions held in June 1998) has individually loaned funds to the Company. As of March 31, 1999, the sum of $107,216 (inclusive of interest of $12,724) was outstanding. In June 1999, the debt was converted into equity with the Company issuing 142,955 restrictive shares of its common stock to Werner Heim in cancellation of such outstanding indebtedness.

                 Heinz Heim (a brother of the Company's former President, Werner
         Heim) has individually loaned funds to the Company. As of March 31, 1999, the sum of $55,525 (inclusive of interest of $5,225) was outstanding. In June 1999, the debt was converted into equity with the Company issuing 73,633 restrictivershares of its common stock to Heinz Heim in cancellation of such outstanding indebtedness.'

        Subsequent to June 30, 1999 te Company issued certain restrictive shares to Apex Holding S.A. as previously reported in the Company's Form 10-KSB for fiscal year ended March 31, 1999 under the heading Part II, Item 5 (e) "Recent Sale of Unregistered Securities". Such information appearing directly below is repeated herein exactly as it previously appeared in aforesaid Item 5 (e), as follows:

                 "In November of 1998 and December of 1998 the Company entered into two separate subscription agreements and debentures with Apex Holding SA ('Apex'), the first of which was for gross proceeds of $200,000 while the latter was for gross proceeds of $865,000. In each instance these agreements were entered into in accordance with Regulation D and Rule 506 and the debenture holder represented itself to be an accredited investor.

                  In July of 1999 and subsequent to negotiations between the Company and Apex the $200,000 debenture was extinguished in its entirety in exchange for 417,811 restrictive shares while the $865,000 debenture was similarly extinguished in its entirety in exchange for 1,508,272 restrictive shares.'

Item 3.    Defaults Upon Senior Securities

                             None

Item 4.    Submission of Matters to a Vote of Security Holders

                             None

Item S.    Other Information

        As previously indicated in Part III, Item 9 to the Registrant's Form 10-KSB for fiscal year ended March 31, 1999 Mr. Niklaus Seiler, a former officer of the Company, resigned/was terminated from-all positions held effective June 1999.

        Morris D. Jaffe, Jr. tendered his resignation as a director of the Registrant and the Registrant accepted same on August 10, 1999. To the best of the Registrant's knowledge Mr. laffe's resignation was not as a result of any disagreements whatsoever with the Registrant on any matter relating to its operations, policies or practices as no such disagreements have ever existed or currently exist.

Item 6.    Exhibits and Reports on Form 8-K

                            None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SEILER POLLUTION CONTROL SYSTEMS, INC.

Dated: August 20, 1999                   By:/S/Dr. Gerold Weser
                                               Dr. Gerold Weser, President


Dated: August 20, 1999                   By:/S/Alan B. Sarko
                                               Alan B. Sarko, Vice President
                                       7